Form 10-Q
period 2002-06-30
HENRY COUNTY BANCSHARES INC
filed 2002-11-12
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-49789

Henry County Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1485511 (IRS Employer Identification No.)

4806 N. Henry Blvd., Stockbridge, Georgia 30281
(Address of principal executive offices)

(770) 474-7293
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 15, 2002: 7,160,992; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

SIGNATURES	17

PART I - FINANCIAL INFORMATION
FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
(Unaudited)

	2002	2001

Assets
Cash and due from banks	$25,024,729	$26,204,385
Interest bearing deposits in banks	2,709,393	4,932,444
Federal funds sold	29,000,000	43,800,000
Securities available-for-sale, at fair value	76,072,227	100,508,622
Securities held-to-maturity, at cost, (fair value 2002 $2,424,000; 2001 $3,574,000)	2,377,538	3,522,239
Restricted equity securities, at cost	1,250,000	1,081,000
Loans held for sale	870,478	1,575,156

Loans	340,885,477	304,687,937
Less allowance for loan losses	3,658,818	3,376,986

Loans, net	337,226,659	301,310,951

Premises and equipment	8,403,840	7,441,919
Other assets	4,837,109	5,808,370

Total assets	$487,771,973	$496,185,086

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$74,666,955	$65,786,028
Interest-bearing	335,510,568	370,877,924

Total deposits	410,177,523	436,663,952
Other borrowings	30,891,384	15,691,630
Other liabilities	2,487,289	2,105,761

Total liabilities	443,556,196	454,461,343

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	26,195,573	23,819,760
Accumulated other comprehensive income	581,396	152,733
Treasury stock	(1,393,416)	(1,080,974)

Total stockholders’ equity	44,215,777	41,723,743

Total liabilities and stockholders’ equity	$487,771,973	$496,185,086

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest income
Loans	$5,788,360	$6,150,535	$11,449,812	$12,600,078
Taxable securities	923,718	1,703,433	2,005,198	3,612,155
Nontaxable securities	187,355	218,214	386,816	440,536
Deposits in banks	30,963	371	66,994	1,171
Federal funds sold	60,327	406,349	138,608	735,834

Total interest income	6,990,723	8,478,902	14,047,428	17,389,774

Interest expense
Deposits	2,530,074	4,118,298	5,306,919	8,454,539
Other borrowings	335,928	312,698	595,949	614,955

Total interest expense	2,866,002	4,430,996	5,902,868	9,069,494

Net interest income	4,124,721	4,047,906	8,144,560	8,320,280
Provision for loan losses	152,000	150,000	302,000	300,000

Net interest income after provision for loan losses	3,972,721	3,897,906	7,842,560	8,020,280

Other operating income
Service charges on deposit accounts	542,156	567,591	1,018,415	1,119,664
Other service charges and fees	185,520	182,103	337,221	327,220
Mortgage banking income	300,613	528,735	757,450	884,841
Gain on sales of securities available-for- sale	35,278	—	35,278	—

Total other income	1,063,567	1,278,429	2,148,364	2,331,725

Other expenses
Salaries and employee benefits	1,356,041	1,465,574	2,743,469	2,836,088
Occupancy and equipment expenses	365,974	329,468	707,107	640,712
Other operating expenses	529,764	485,015	1,002,581	936,817

Total other expenses	2,251,779	2,280,057	4,453,157	4,413,617

Income before income taxes	2,784,509	2,896,278	5,537,767	5,938,388

Income tax expense	1,004,281	1,063,260	2,016,197	2,118,574

Net income	1,780,228	1,833,018	3,521,570	3,819,814

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net of tax	582,222	(141,745)	428,663	643,465

Comprehensive income	$2,362,450	$1,691,273	$3,950,233	$4,463,279

Earnings per share	$0.25	$0.26	$0.49	$0.53

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$3,521,570	$3,819,814
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities available-for-sale	(35,278)	—
Depreciation	292,134	286,267
Net decrease in loans held for sale	704,678	104,486
Provision for loan losses	302,000	300,000
Decrease in interest receivable	147,825	468,902
Increase (decrease) in interest payable	(75,939)	107,076
Net other operating activities	1,060,077	46,356

Net cash provided by operating activities	5,917,067	5,132,901

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(12,271,890)	(25,725,729)
Proceeds from sales of securities available-for-sale	10,636,562	—
Proceeds from maturities of securities available-for-sale	26,756,490	37,920,169
Proceeds from maturities of securities held-to-maturity	1,144,701	1,896,396
Purchase of restricted equity securities	(169,000)	—
Net (increase) decrease in federal funds sold	14,800,000	(26,740,000)
Net (increase) decrease in interest-bearing deposits in banks	2,223,051	(37,405)
Net increase in loans	(36,217,708)	(9,259,060)
Purchase of premises and equipment	(1,254,055)	(125,140)

Net cash provided by (used in) investing activities	5,648,151	(22,070,769)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(26,486,429)	26,723,021
Net proceeds from other borrowings	15,199,754	2,642,976
Dividends paid	(1,145,757)	(1,149,998)
Purchase of treasury stock	(312,442)	(177,354)

Net cash provided by (used in) financing activities	(12,744,874)	28,038,645

Net increase (decrease) in cash and due from banks	(1,179,656)	11,100,777

Cash and due from banks, beginning of period	26,204,385	8,434,125

Cash and due from banks, end of period	$25,024,729	$19,534,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$5,978,807	$6,523,869

Income taxes	$2,084,164	$2,284,028

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.      BASIS OF PRESENTATION

The consolidated financial information for Henry County Bancshares, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.      SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: commercial banking and mortgage loan origination. The commercial banking segment provides traditional banking services offered through the Bank. The mortgage loan origination segment provides mortgage loan origination services offered through First Metro.

The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	INDUSTRY SEGMENTS

For the Six Months Ended June 30, 2002	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$14,091,700	$2,575	$—	$(46,847)	$14,047,428
Interest expense	5,905,443	44,272	—	(46,847)	5,902,868
Net interest income (expense)	8,186,257	(41,697)	—	—	8,144,560
Intersegment net interest income (expense)	41,697	(41,697)	—	—	—
Other revenue from external sources	1,390,914	757,450	—	—	2,148,364
Intersegment other revenues	27,500	(27,500)	—	—	—
Depreciation	286,590	1,002	4,542	—	292,134
Provision for loan losses	302,000	—	—	—	302,000
Segment profit	5,506,568	112,110	(80,911)	—	5,537,767
Segment assets	487,575,559	1,621,059	270,936	(1,695,581)	487,771,973
Expenditures for premises and equipment	1,254,055	—	—	—	1,254,055

NOTE 2.      SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS

For the Six Months Ended June 30, 2001	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$17,517,313	$—	$—	$(127,539)	$17,389,774
Interest expense	9,069,494	127,539	—	(127,539)	9,069,494
Net interest income (expense)	8,447,819	(127,539)	—	—	8,320,280
Intersegment net interest income (expense)	127,539	(127,539)	—	—	—
Other revenue from external sources	1,446,884	884,841	—	—	2,331,725
Intersegment other revenues	21,500	(27,500)	6,000	—	—
Depreciation	278,502	3,049	4,716	—	286,267
Provision for loan losses	300,000	—	—	—	300,000
Segment profit	5,859,194	131,534	(52,340)	—	5,938,388
Segment assets	478,536,803	1,659,389	262,481	(1,713,463)	478,745,210
Expenditures for premises and equipment	125,140	—	—	—	125,140

	INDUSTRY SEGMENTS

For the Three Months Ended June 30, 2002	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$7,003,583	$—	$—	$(12,860)	$6,990,723
Interest expense	2,866,002	12,860	—	(12,860)	2,866,002
Net interest income (expense)	4,137,581	(12,860)	—	—	4,124,721
Intersegment net interest income (expense)	12,860	(12,860)	—	—	—
Other revenue from external sources	762,954	300,613	—	—	1,063,567
Intersegment other revenues	13,750	(13,750)	—	—	—
Depreciation	147,195	501	2,271	—	149,967
Provision for loan losses	152,000	—	—	—	152,000
Segment profit	2,805,455	28,124	(49,070)	—	2,784,509
Expenditures for premises and equipment	677,589	—	—	—	677,589

	INDUSTRY SEGMENTS

For the Three Months Ended June 30, 2001	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$8,555,385	$—	$—	$(76,483)	$8,478,902
Interest expense	4,430,996	76,483	—	(76,483)	4,430,996
Net interest income (expense)	4,124,389	(76,483)	—	—	4,047,906
Intersegment net interest income (expense)	76,483	(76,483)	—	—	—
Other revenue from external sources	749,694	528,735	—	—	1,278,429
Intersegment other revenues	10,750	(13,750)	3,000	—	—
Depreciation	139,251	2,213	2,358	—	143,822
Provision for loan losses	150,000	—	—	—	150,000
Segment profit	2,813,327	108,363	(25,412)	—	2,896,278
Expenditures for premises and equipment	108,085	—	—	—	108,085

NOTE 3.      CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of the Henry County Bancshares, Inc. and its subsidiaries, The First State Bank and First Metro Mortgage Co., during the periods included in the accompanying consolidated financial statements.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Henry County Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed in our registration statement on Form 10.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please see the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 22% at June 30, 2002 was considered satisfactory.

At June 30, 2002, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual

	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	9.15%	8.96%	4.00%
Risk-based capital ratios:
Core capital	11.84	11.65	4.00
Total capital	12.83	12.65	8.00

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2002

Commitments to extend credit	$83,972,000
Letters of credit	2,852,000

$86,824,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2002	December 31, 2001

	(Dollars in Thousands)

Cash and due from banks	$25,025	$26,204
Interest-bearing deposits in banks	2,709	4,932
Federal funds sold	29,000	43,800
Securities	79,700	105,112
Loans, net	337,227	301,311
Loans held for sale	870	1,575
Premises and equipment	8,404	7,442
Other assets	4,837	5,809

	$487,772	$496,185

Total deposits	$410,178	$436,664
Other borrowings	30,891	15,691
Other liabilities	2,487	2,106
Stockholders’ equity	44,216	41,724

	$487,772	$496,185

Our assets decreased by 2% for the first six months of 2002. A $32 million decrease in public deposits was the primary reason total deposits decreased by $26.5 million. Proceeds from sales and maturities of securities, increases in other borrowings and non-public deposit growth, and a decrease in federal funds sold funded net loan growth of $35.9 million. Our loan to deposit ratio has increased to 83% at June 30, 2002 from 70% at December 31, 2001 due to loan growth and the decrease in total deposits. Our total equity has increased by $2.5 million year-to-date as net income of $3.5 million and increased unrealized gains on securities available-for-sale, net of tax, of $429,000 was offset by dividends paid of $1.1 million, and the purchase of treasury stock of $312,000.

Results of Operations For The Three and Six Months Ended June 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,

	2002	2001

	(Dollars in Thousands)

Interest income	$6,991	$8,479
Interest expense	2,866	4,431

Net interest income	4,125	4,048
Provision for loan losses	152	150
Other income	1,063	1,278
Other expense	2,252	2,280

Pretax income	2,784	2,896
Income taxes	1,004	1,063

Net income	$1,780	$1,833

	Six Months Ended June 30,

	2002	2001

	(Dollars in Thousands)

Interest income	$14,048	$17,390
Interest expense	5,903	9,070

Net interest income	8,145	8,320
Provision for loan losses	302	300
Other income	2,148	2,332
Other expense	4,453	4,414

Pretax income	5,538	5,938
Income taxes	2,016	2,118

Net income	$3,522	$3,820

Our net interest income increased by $77,000 in the second quarter of 2002 but decreased by $175,000 in the first six months of 2002 as compared to the same periods in 2001. Our net yield on average interest-earning assets decreased to 3.69% in the first six months of 2002 as compared to 3.81% in the first six months of 2001 and 3.79% for the entire year of 2001. The decrease in year-to-date net interest income and net yield is due primarily to the yields earned on loans that have decreased to 7.05% in the first six months of 2002 as compared to 9.02% in the first six months of 2001. The cost of funds has decreased as well, decreasing to 3.30% in the first six months of 2002 as compared to 5.06% in the first six months of 2001.

The provision for loan losses increased by $2,000 for the second quarter and first six months of 2002 as compared to the same periods in 2001. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.07% at June 30, 2002 as compared to 1.11% at December 31, 2001. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2002 and 2001 is as follows:

	June 30,

	2002	2001

	(Dollars in Thousands)

Nonaccrual loans	$225	$775
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	421	1,809
Restructured loans	0	0
Potential problem loans	2,647	519
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	10	25
Interest income that was recorded on nonaccrual and restructured loans	0	0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through June 30, 2002 and 2001 is as follows:

	Six Months Ended June 30,

	2002	2001

	(Dollars in Thousands)

Average amount of loans outstanding	$324,978	$279,251

Balance of allowance for loan losses at beginning of period	$3,377	$2,884

Loans charged off
Real estate	—	—
Commercial	—	—
Consumer installment	(40)	(22)

	(40)	(22)

Loans recovered
Real estate	—	—
Commercial	—	—
Consumer installment	20	12

	20	12

Net (charge-offs)/ recoveries	(20)	(10)

Additions to allowance charged to operating expense during period	302	300

Balance of allowance for loan losses at end of period	$3,659	$3,174

Ratio of net loans charged off during the period to average loans outstanding	.01%	.01%

The allowance for loan losses is maintained at a level that is deemed appropriate by us to adequately cover all known and inherent risks in the loan portfolio. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage determined is based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement.

Other income decreased by $215,000 and $184,000 in the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. The decreases are due to a reduction in mortgage banking income occurring during the second quarter of 2002 and decreased service charges on deposit accounts.

Other expenses have remained fairly stable as indicated by a decrease of $28,000 in the second quarter of 2002 and an increase of $39,000 fir the first six months of 2002 as compared to the same periods in 2001.

We have provided for income taxes at an effective tax rate of 36% for the first six months of 2002 and 2001.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed only to U.S. dollar interest rate changes and accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities that are commonly pass through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is our policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The June model reflects an increase of 15% in net interest income and a 5% increase in market value equity for a 200 basis point increase in rates. The same model shows a 14% decrease in net interest income and a 14% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a)      The annual meeting of the stockholders of the Company was held on March 13, 2002.

         (b)      The following directors were elected at the meeting to serve for a one-year term.

Hans M. Broder, Jr. Paul J. Cates, Jr. H.K. Elliott, Jr. G.R. Foster, III David H. Gill Mary Lynn Lambert Edwin C. Kelley, Jr. Robert O. Linch Ronald M. Turpin James C. Waggoner

The shares represented at the meeting (5,174,073 or 72.05%) voted unanimously for the election of the directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

                   None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC. (Registrant)

DATE: November 12, 2002	By:	/s/ DAVID H. GILL

David H. Gill, President and C.E.O (Principal Executive Officer)

DATE: November 12, 2002	By:	/s/ DEBBIE WALKER

Debbie Walker, Senior Vice President (Principal Financial and Accounting Officer)