Form 10-Q
period 2002-09-30
HENRY COUNTY BANCSHARES INC
filed 2002-11-12
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2002: 7,160,992; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

SIGNATURES	18

CERTIFICATIONS	19

PART I - FINANCIAL INFORMATION
FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
(Unaudited)

	2002	2001

Assets

Cash and due from banks	$25,471,320	$26,204,385
Interest bearing deposits in banks	2,518,539	4,932,444
Federal funds sold	12,100,000	43,800,000
Securities available-for-sale, at fair value	77,896,282	100,508,622
Securities held-to-maturity, at cost, (fair value 2002 $1,388,000; 2001 $3,574,000)	1,342,555	3,522,239
Restricted equity securities, at cost	1,250,000	1,081,000
Loans held for sale	1,945,583	1,575,156

Loans	339,774,603	304,687,937
Less allowance for loan losses	3,791,457	3,376,986

Loans, net	335,983,146	301,310,951

Premises and equipment	8,786,906	7,441,919
Other assets	4,946,518	5,808,370

Total assets	$472,240,849	$496,185,086

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$77,894,187	$65,786,028
Interest-bearing	328,486,125	370,877,924

Total deposits	406,380,312	436,663,952
Other borrowings	17,780,995	15,691,630
Other liabilities	2,700,749	2,105,761

Total liabilities	426,862,056	454,461,343

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	27,279,109	23,819,760
Accumulated other comprehensive income	660,876	152,733
Treasury stock	(1,393,416)	(1,080,974)

Total stockholders’ equity	45,378,793	41,723,743

Total liabilities and stockholders’ equity	$472,240,849	$496,185,086

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income
Loans	$5,801,428	$6,032,526	$17,251,240	$18,632,604
Taxable securities	658,329	1,450,044	2,663,527	5,062,199
Nontaxable securities	167,561	235,925	554,377	676,461
Deposits in banks	19,564	470	86,558	1,641
Federal funds sold	83,942	357,888	222,550	1,093,722

Total interest income	6,730,824	8,076,853	20,778,252	25,466,627

Interest expense
Deposits	2,435,955	3,716,639	7,742,874	12,171,178
Other borrowings	262,673	293,477	858,622	908,432

Total interest expense	2,698,628	4,010,116	8,601,496	13,079,610

Net interest income	4,032,196	4,066,737	12,176,756	12,387,017
Provision for loan losses	153,000	150,000	455,000	450,000

Net interest income after provision for loan losses	3,879,196	3,916,737	11,721,756	11,937,017

Other operating income
Service charges on deposit accounts	555,081	544,886	1,573,496	1,664,550
Other service charges and fees	191,350	174,351	528,571	501,571
Mortgage banking income	330,901	394,515	1,088,351	1,279,356
Gains (losses) on sales of securities	45,481	(100,445)	80,759	(100,445)

Total other income	1,122,813	1,013,307	3,271,177	3,345,032

Other expenses
Salaries and employee benefits	1,460,442	1,410,166	4,203,911	4,246,254
Occupancy and equipment expenses	375,369	342,477	1,082,476	983,189
Other operating expenses	529,234	471,812	1,531,815	1,408,629

Total other expenses	2,365,045	2,224,455	6,818,202	6,638,072

Income before income taxes	2,636,964	2,705,589	8,174,731	8,643,977

Income tax expense	980,546	986,942	2,996,743	3,105,516

Net income	1,656,418	1,718,647	5,177,988	5,538,461

Other comprehensive income:
Unrealized gains on securities available-for-sale, net of tax	79,480	504,745	508,143	1,148,210

Comprehensive income	$1,735,898	$2,223,392	$5,686,131	$6,686,671

Earnings per share	$0.23	$0.24	$0.72	$0.77

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$5,177,988	$5,538,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	453,785	428,743
(Gain) loss on sale of securities available for sale	(80,759)	100,445
Net increase in loans held for sale	(370,427)	(208,179)
Provision for loan losses	455,000	450,000
Decrease in interest receivable	110,748	818,679
Increase (decrease) in interest payable	(148,873)	84,798
Net other operating activities	1,352,195	272,353

Net cash provided by operating activities	6,949,657	7,485,300

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(30,615,002)	(55,027,775)
Proceeds from sales of securities available-for-sale	16,641,725	8,552,785
Proceeds from maturities of securities available-for-sale	37,436,289	61,861,737
Proceeds from maturities of securities held-to-maturity	2,179,684	5,121,704
Purchase of restricted equity securities	(169,000)	—
Net (increase) decrease in federal funds sold	31,700,000	(7,910,000)
Net (increase) decrease in interest-bearing deposits in banks	2,413,905	(119,021)
Net increase in loans	(35,127,195)	(28,618,902)
Purchase of premises and equipment	(1,798,772)	(249,442)
Net other investing activities	(129,000)	(500,000)

Net cash provided by (used in) investing activities	22,532,634	(16,888,914)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(30,283,640)	18,921,748
Net proceeds from other borrowings	2,089,365	1,415,969
Dividends paid	(1,718,639)	(1,724,516)
Purchase of treasury stock	(312,442)	(177,354)

Net cash provided by (used in) financing activities	(30,225,356)	18,435,847

Net increase (decrease) in cash and due from banks	(743,065)	9,032,233

Cash and due from banks, beginning of period	26,204,385	8,434,125

Cash and due from banks, end of period	$25,461,320	$17,466,358

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,750,369	$14,942,703

Income taxes	$3,046,164	$3,246,028

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

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

	INDUSTRY SEGMENTS

For the Nine Months EndedSeptember 30, 2002	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$20,837,585	$7,903	$—	$(67,236)	$20,778,252
Interest expense	8,609,399	59,333	—	(67,236)	8,601,496
Net interest income (expense)	12,228,186	(51,430)	—	—
Intersegment net interest income (expense)	51,430	(51,430)	—	—	—
Other revenue from external sources	2,182,826	1,088,351	—	—	3,271,177
Intersegment other revenues	43,950	(43,950)		—	—
Depreciation	445,469	1,503	6,813	—	453,785
Provision for loan losses	455,000	—	—	—	455,000
Segment profit	8,156,061	144,675	(126,005)	—	8,174,731
Segment assets	472,047,207	2,756,480	225,842	(2,788,680)	472,240,849
Expenditures for premises and equipment	1,798,772	—	—	—	1,798,772

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS

For the Nine Months Ended September 30, 2001	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$25,627,096	$—	$—	$(160,469)	$25,466,627
Interest expense	13,079,610	160,469	—	(160,469)	13,079,610
Net interest income (expense)	12,547,486	(160,469)	—	—	12,387,017
Intersegment net interest income (expense)	160,469	(160,469)	—	—	—
Other revenue from external sources	2,065,676	1,279,356	—	—	3,345,032
Intersegment other revenues	32,250	(41,250)	9,000	—	—
Depreciation	417,753	3,916	7,074	—	428,743
Provision for loan losses	450,000	—	—	—	450,000
Segment profit	8,532,674	189,055	(77,752)	—	8,643,977
Segment assets	471,430,585	2,044,941	262,068	(2,101,827)	471,635,767
Expenditures for premises and equipment	249,442	—	—	—	249,442

	INDUSTRY SEGMENTS

For the Three Months Ended September 30, 2002	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$6,745,885	$5,328	$—	$(20,389)	$6,730,824
Interest expense	2,703,956	15,061	—	(20,389)	2,698,628
Net interest income (expense)	4,041,929	(9,733)	—	—	4,032,196
Intersegment net interest income (expense)	9,733	(9,733)	—	—	—
Other revenue from external sources	791,912	330,901	—	—	1,122,813
Intersegment other revenues	16,450	(16,450)		—	—
Depreciation	158,879	501	2,271	—	161,651
Provision for loan losses	153,000	—	—	—	153,000
Segment profit	2,649,493	32,565	(45,094)	—	2,636,964
Expenditures for premises and equipment	544,717	—	—	—	544,717

	INDUSTRY SEGMENTS

For the Three Months Ended September 30, 2001	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$8,109,783	$—	$—	$(32,930)	$8,076,853
Interest expense	4,010,116	32,930	—	(32,930)	4,010,116
Net interest income (expense)	4,099,667	(32,930)	—	—	4,066,737
Intersegment net interest income (expense)	32,930	(32,930)	—	—	—
Other revenue from external sources	618,792	394,515	—	—	1,013,307
Intersegment other revenues	10,750	(13,750)	3,000	—	—
Depreciation	139,251	867	2,358	—	142,476
Provision for loan losses	150,000	—	—	—	150,000
Segment profit	2,673,480	57,521	(25,412)	—	2,705,589
Expenditures for premises and equipment	124,302	—	—	—	124,302

NOTE 3.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 21% at September 30, 2002 was considered satisfactory.

At September 30, 2002, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual

	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	9.52%	9.32%	4.00%
Risk-based capital ratios:
Core capital	12.12	11.88	4.00
Total capital	13.15	12.90	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2002

Commitments to extend credit	$74,660,000
Letters of credit	3,139,000

$77,799,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2002	December 31, 2001

	(Dollars in Thousands)

Cash and due from banks	$25,471	$26,204
Interest-bearing deposits in banks	2,518	4,932
Federal funds sold	12,100	43,800
Securities	80,489	105,112
Loans, net	335,983	301,311
Loans held for sale	1,946	1,575
Premises and equipment	8,787	7,442
Other assets	4,947	5,809

	$472,241	$496,185

Total deposits	$406,380	$436,664
Other borrowings	17,781	15,691
Other liabilities	2,701	2,106
Stockholders’ equity	45,379	41,724

	$472,241	$496,185

Our assets decreased by 5% for the first nine months of 2002. A $44 million decrease in public deposits was the primary reason total deposits decreased by $30.3 million. Proceeds from sales and maturities of securities, increases in other borrowings and non-public deposit growth, and a decrease in federal funds sold funded net loan growth of $34.7 million. Our loan to deposit ratio has increased to 84% at September 30, 2002 from 70% at December 31, 2001 due to loan growth and the decrease in total deposits. Our total equity has increased by $3.7 million year-to-date as net income of $5.2 million and increased unrealized gains on securities available-for-sale, net of tax, of $508,000 was offset by dividends paid of $1.7 million, and the purchase of treasury stock of $312,000.

Results of Operations For The Three and Nine Months Ended September 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,

	2002	2001

	(Dollars inThousands)

Interest income	$6,731	$8,077
Interest expense	2,699	4,010

Net interest income	4,032	4,067
Provision for loan losses	153	150
Other income	1,123	1,013
Other expense	2,365	2,224

Pretax income	2,637	2,706
Income taxes	981	987

Net income	$1,656	$1,719

	Nine Months Ended September 30,

	2002	2001

	(Dollars in Thousands)

Interest income	$20,778	$25,467
Interest expense	8,601	13,080

Net interest income	12,177	12,387
Provision for loan losses	455	450
Other income	3,271	3,345
Other expense	6,818	6,638

Pretax income	8,175	8,644
Income taxes	2,997	3,106

Net income	$5,178	$5,538

Our net interest income decreased by $35,000 and $210,000 in the in the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Our net yield on average interest-earning assets decreased to 3.70% in the first nine months of 2002 as compared to 3.75% in the first nine months of 2001 and 3.79% for the entire year of 2001. The decrease in year-to-date net interest income and net yield is due primarily to the yields earned on loans that have decreased to 6.99% in the first nine months of 2002 as compared to 8.79% in the first nine months of 2001. The cost of funds has decreased as well, decreasing to 3.24% in the first nine months of 2002 as compared to 4.85% in the first nine months of 2001.

The provision for loan losses increased by $3,000 and $5,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.12% at September 30, 2002 as compared to 1.11% at December 31, 2001. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2002 and 2001 is as follows:

	September 30,

	2002	2001

	(Dollars in Thousands)

Nonaccrual loans	$367	$603
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	749	3,964
Restructured loans	0	0
Potential problem loans	607	588
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	17	37
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through September 30, 2002 and 2001 is as follows:

	Nine Months Ended September 30,

	2002	2001

	(Dollars in Thousands)

Average amount of loans outstanding	$330,256	$282,487

Balance of allowance for loan losses at beginning of period	$3,377	$2,884

Loans charged off
Real estate	(1)	—
Commercial	—	—
Consumer installment	(68)	(51)

	(69)	(51)

Loans recovered
Real estate	—	—
Commercial	—	—
Consumer installment	28	15

	28	15

Net (charge-offs)/ recoveries	(41)	(36)

Additions to allowance charged to operating expense during period	455	450

Balance of allowance for loan losses at end of period	$3,791	$3,298

Ratio of net loans charged off during the period to average loans outstanding	.01%	.01%

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

Other income increased by $110,000 in the third quarter of 2002, but has decreased by $74,000 for the first nine months of 2002 as compared to the same periods in 2001. The year-to-date decrease is due to a reduction in mortgage banking income of $191,000 and decreased service charges on deposit accounts of $91,000. These decreases were offset by a net increase in gains on securities sales of $181,000.

Other expenses have remained fairly stable as indicated by an increases of $141,000 and $180,000 in the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001.

We have provided for income taxes at an effective tax rate of 36% for the first nine months of 2002 and 2001.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources, or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed only to U.S. dollar interest rate changes and accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities that are commonly pass through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is our policy to maintain a Gap ratio in the one-year time horizon of ..80 to 1.20.

GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The September model reflects an increase of 18% in net interest income and a 10% increase in market value equity for a 200 basis point increase in rates. The same model shows a 16% decrease in net interest income and a 18% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been so significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None.

SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC. (Registrant)
Date: November 12, 2002	By:	/s/ DAVID H. GILL

David H. Gill, President and C.E.O (Principal Executive Officer)

Date: November 12, 2002	By:	/s/ DEBBIE WALKER

Debbie Walker, Senior Vice President (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David H. Gill, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Henry County Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ DAVID H. GILL

David H. Gill, President and C.E.O (Principal Executive Officer)

I, Debbie Walker, Senior Vice President, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Henry County Bancshares, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ DEBBIE WALKER

Debbie Walker, Senior Vice President (Principal Financial and Accounting Officer)