Form 10-K
period 2002-12-31
HENRY COUNTY BANCSHARES INC
filed 2003-03-27
CIK 706465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
(Fee Required)

For the fiscal year ended December 31, 2002

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
(No Fee Required)

For the transition period from _______________ to _______________

Commission File No. 000-49789

HENRY COUNTY BANCSHARES, INC.

(Name of Issuer as Specified in Its Charter)

Georgia	58-1485511

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4806 N. Henry Boulevard Stockbridge, Georgia	30281

(Address of Principal Executive Offices)	(Zip Code)

(770) 474-7293

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $2.50 PAR VALUE

(Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☒	No ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

          State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2002.  $93,052,784 (based on the stock price of $16.00 as of that date).

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

          7,160,992 shares of $2.50 par value common stock as of March 8, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Issuer’s Annual Proxy Statement for the annual meeting of stockholders on April 9, 2003 may be incorporated by reference into Part III.

Part I

Item 1.	GENERAL

          Henry County Bancshares, Inc. (the “Company”), headquartered in Stockbridge, Georgia, is a Georgia business corporation which operates as a bank holding company.  The Company was incorporated on June 22, 1982 for the purpose of reorganizing The First State Bank (the “Bank”) to operate within a holding company structure.  The Bank is a wholly owned subsidiary of the Company.

          The Company’s principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking business, as well as a variety of deposit services provided to its customers.  The Company also conducts mortgage lending operations through its wholly owned subsidiary, First Metro Mortgage Co., which provides the Company’s customers with a wide range of mortgage banking services and products.

          The Company, through the Bank and First Metro Mortgage Co., derives substantially all of its income from the furnishing of banking and banking related services.

          The Company directs the policies and coordinates the financial resources of the Bank and of First Metro Mortgage Co.  The Company provides and performs various technical and advisory services for its subsidiaries, coordinates their general policies and activities, and participates in their major decisions.

The First State Bank of Stockbridge

          The Bank was chartered by the Georgia Department of Banking and Finance in 1964.   At March 31, 2002 the Bank operated through its main office at 4806 North Henry Boulevard, Stockbridge, Georgia, as well as five (5) full service branches located at Hudson Bridge Road in Stockbridge, East Atlanta Road in Fairview, Covington Street in McDonough, Bill Gardner Parkway in Locust Grove and at Highway 155 in McDonough.  The Bank owns a lot for the construction of a future branch at Highway 81 east of McDonough.  The Bank owns an additional parcel of real estate adjacent to its main office location in Stockbridge, Georgia, upon which is situated a small house leased to an unaffiliated insurance company.

          The Bank engages in a full service commercial and consumer banking business in its primary market area of Henry County and surrounding counties, as well as a variety of deposit services provided to its customers.  The Bank offers on-line banking services to its customers.  Checking, savings, money market accounts and other time deposits are the primary sources of the Bank’s funds for loans and investments.  The Bank offers a full compliment of lending activities, including commercial, consumer installment, real estate, home equity and second mortgage loans, with particular emphasis on short and medium term obligations.  Commercial lending activities are directed principally to businesses whose demands for funds fall within the Bank’s lending limits.  Consumer lending is oriented primarily to the needs of the Bank’s customers.  Real estate loans include short term acquisition and construction loans.  The Bank focuses primarily on residential and commercial construction loans, commercial loans secured by machinery and equipment with a developed resale market, working capital loans on a secured short term basis to established businesses in the primary service area, home equity loans of up to 80% of the current market value of the underlying real estate, residential real estate loans of up to 90% of value with adjustable rates or balloon payments due within five (5) years, and loans secured by savings accounts, other time accounts, cash value of life insurance, readily marketable stocks and bonds, or general use machinery and equipment for which a resale market has developed.  The Bank makes both secured and unsecured loans to persons and entities which meet criteria established by the Bank and the executive committee.   Approximately 75% of the Bank’s loan portfolio is concentrated in loans secured by real estate, most of which is located in the Bank’s primary market area.  The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $8,000,000.00.  The lending policies and procedures of the Bank are periodically reviewed and modified by the Board of Directors of the Bank in order to ensure risks are acceptable and to protect the Bank’s financial position in the market.  Among other services offered are drive-up windows, night deposits, safe deposits, traveler’s checks, credit cards, cashier’s checks, notary public and other customary bank services.  The Bank does not offer trust services.

          The Bank maintains correspondent relationships with Wachovia Bank, Bank of America, The Bankers Bank, SunTrust Bank, Federal Home Loan Bank, and the Federal Reserve of Atlanta.  These banks provide certain services to the Bank such as investing excess funds, wire transfer of funds, safekeeping of investment securities, loan participation and investment advice.

          The banking business in and around Henry County, Georgia is highly competitive and is dominated by certain major banks which have acquired formerly locally owned institutions.  These banks have considerably greater resources and lending limits than the Bank.  In addition to commercial banks and savings banks, the Bank competes with other financial institutions, such as credit unions, agricultural credit associations, and investment firms which provide services similar to checking accounts and commercial lending.  The Bank competes with numerous institutions within the primary service areas, including local branches of Bank of America, SunTrust Bank, Wachovia, BB&T and South Trust Bank.  As of December 31, 2002 the Bank held approximately 38% of the deposit accounts in the Henry County area.

          The Bank relies substantially on personal conduct of its officers, directors and shareholders, as well as a broad product line, competitive services, and an aggressive local advertising campaign and promotional activities to attract business and to acquaint potential customers with the Bank’s personal services.  The Bank’s marketing approach emphasizes the advantages of dealing with an independent, locally owned and headquartered commercial bank attuned to the particular needs of small to medium size businesses, professionals and individuals in the community.

          As of March 31, 2003 the Bank had 124 full time employees and 22 part time employees.  None of the Bank’s employees are represented by a collective bargaining group.  The Bank considers its relationships with its employees to be good.

          A history of the Bank’s financial position for the fiscal years ended December 31, 2000, 2001 and 2002, is as follows:

		Years Ended

	12/31/2002	2001	2000

Total Assets	$486,961,832	$496,185,086	$446,019,456
Total Deposits	$424,249,423	$436,663,952	$387,132,924
Net Income	$7,323,725	$7,973,090	$7,187,905

First Metro Mortgage Co.

          First Metro Mortgage Co.  was formed in 1985 to provide mortgage loan origination services in the same primary market area as the Bank.  Its offices are located at the Bank’s branch facility on Hudson Bridge Road in Stockbridge, Georgia.  First Metro Mortgage Co. initiates long term mortgage loans but immediately sells those loans in the secondary market to investors pursuant to agreements between the investors and the company prior to funding.  All loans are sold without recourse, and the Bank does not retain servicing rights or obligations with respect to those loans.  First Metro Mortgage Co. realized net income of $108,468 for the 2002 fiscal year, $213,126 in the 2001 fiscal year, and $4,317 in 2000.

SUPERVISION AND REGULATION

Bank Holding Company Regulations - Henry County Bancshares, Inc.

          The Company is a registered holding company under the federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such act by the Board of Governors of Federal Reserve System (the “Federal Reserve”) and by the Georgia Department of Banking and Finance (the “Georgia Department”), respectively.

Reporting and Examination.

          As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the Georgia Department and provide such additional information as the applicable regulator may require pursuant to the federal and Georgia Bank Holding Company Acts.  The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

Acquisitions.

          The Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:  (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) before merging or consolidating with another bank holding company.  A bank holding company is also generally prohibited from engaging in, or acquiring, direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company including making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations for projects designed primarily to promote community welfare.

          The Georgia Department requires similar approval prior to the acquisition of any additional banks.  A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of five years or more prior to the date of application to the Department for approval of such acquisition.

Source of Strength to Subsidiary Banks.

          The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks.  In adhering to the Federal Reserve policy, the Company may be required to provide financial support to its subsidiary banks at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance.  Similarly, the Federal Reserve also monitors the financial performance and prospects of non-bank subsidiaries with an inspection process to ascertain whether such non-banking subsidiaries enhance or detract from the Company’s ability to serve as a source of strength for its subsidiary banks.

Capital Requirements.

          The holding company is subject to regulatory capital requirements imposed by the Federal Reserve applied on a consolidated basis with banks owned by the holding company.  Bank holding companies must have capital (as defined in the rules) equal to eight (8) percent of risk-weighted assets.  The risk weights assigned to assets are based primarily on credit risk.  For example, securities with an unconditional guarantee by the United States government are assigned the least risk category.  A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages.  The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

          The Federal Reserve also requires the maintenance of minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank holding companies.  The guidelines define capital as either Tier 1 (primarily shareholder equity) or Tier 2 (certain debt instruments and a portion of the allowance for loan losses).  Tier 1 capital for banking organizations includes common equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and qualifying cumulative perpetual preferred stock.  (Cumulative perpetual preferred stock is limited to 25 percent of Tier 1 capital.) Tier 1 capital excludes goodwill; amounts of mortgage servicing assets, nonmortgage servicing assets, and purchased credit card relationships that, in the aggregate, exceed 100 percent of Tier 1 capital; nonmortgage servicing assets and purchased credit card relationships that in the aggregate, exceed 25 percent of Tier 1 capital; all other identifiable intangible assets; and deferred tax assets that are dependent upon future taxable income, net of their valuation allowance, in excess of certain limitations.

          Effective June 30, 1998, the Federal Reserve has established a minimum ratio of Tier 1 capital to total assets of 3.0 percent for strong bank holding companies (rated composite “1” under the BOPEC rating system of bank holding companies), and for bank holding companies that have implemented the Board’s risk-based capital measure for market risk.  For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4.0 percent.  Banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.  Higher capital ratios may be required for any bank holding company if warranted by its particular circumstances or risk profile.  Bank holding companies are required to hold capital commensurate with the level and nature of the risks, including the volume and severity of problem loans, to which they are exposed.

          As of December 31, 2002 the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 11.85% and 12.81% respectively.  A more detailed analysis of the Company’s capital and comparison to regulatory requirements is included in Note 12 in the audited financial statements included herein.

The Riegle-Neal Interstate Banking and Branching Efficiency Act.

          Prior to the enactment of the Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), interstate expansion of bank holding companies was prohibited, unless such acquisition was specifically authorized by a statute of the state in which the target bank was located. Pursuant to the Riegle-Neal Act, effective September 29, 1995 an adequately capitalized and adequately managed holding company may acquire a bank across state lines, without regard to whether such acquisition is permissible under state law.  A bank holding company is considered to be “adequately capitalized” if it meets all applicable federal regulatory capital standards.

          While the Riegle-Neal Act precludes a state from entirely insulating its banks from acquisition by an out-of-state holding company, a state may still provide that a bank may not be acquired by an out-of-state company unless the bank has been in existence for a specified number of years, not to exceed five years.  Additionally, the Federal Reserve is directed not to approve an application for the acquisition of a bank across state lines if: (i) the applicant bank holding company, including all affiliated insured depository institutions, controls or after the acquisition would control, more than ten (10) percent of the total amount of deposits of all insured depository institutions in the United States (the “ten percent concentration limit”) or (ii) the acquisition would result in the holding company controlling thirty (30) percent or more of the total deposits of insured depository institutions in any state in which the holding company controlled a bank or branch immediately prior to the acquisition (the “thirty percent concentration limit”).  States may waive the thirty percent concentration limit, or may make the limits more or less restrictive, so long as they do no discriminate against out-of-state bank holding companies.

          The Riegle-Neal Act also provides that, beginning on June 1, 1997, banks located in different states may merge and operate the resulting institution as a bank with interstate branches.  However, a state may (i) prevent interstate branching through mergers by passing a law prior to June 1, 1997 that expressly prohibits mergers involving out-of-state banks, or (ii) permit such merger transactions prior to June 1, 1997.  Under the Riegle-Neal Act, an interstate merger transaction may involve the acquisition of a branch of an insured bank without the acquisition of the bank itself, but only if the law of the state in which the branch is located permits this type of transaction.

          Under the Riegle-Neal Act, a state may impose certain conditions on a branch of an out-of-state bank resulting from an interstate merger so long as such conditions do not have the effect of discriminating against out-of-state banks or bank holding companies, other than on the basis of a requirement of nationwide reciprocal treatment.  The ten (10) percent concentration limit and the thirty (30) percent concentration limit described above, as well as the rights of the states to modify or waive the thirty (30) percent concentration limit, apply to interstate bank mergers in the same manner as they apply to the acquisition of out-of-state banks.

          A bank resulting from an interstate merger transaction may retain and operate any office that any bank involved in the transaction was operating immediately before the transaction.  After completion of the transaction, the resulting bank may establish or acquire additional branches at any location where any bank involved in the transaction could have established or acquired a branch.  The Riegle-Neal Act also provides that the appropriate federal banking agency may approve an application by a bank to establish and operate an interstate branch in any state that has in effect a law that expressly permits all out-of-state banks to establish and operate such a branch.

          In response to the Riegle-Neal Act, effective June 1, 1997, Georgia permitted interstate branching, although only through merger and acquisition.  In addition, Georgia law provides that a bank may not be acquired by an out-of-state company unless the bank has been in existence for five years.  Georgia has also adopted the thirty percent concentration limit, but permits state regulators to waive it on a case-by-case basis.

The Gramm-Leach-Bliley Act of 1999

          The Gramm-Leach-Bliley Act (the “GLB Act”) dramatically increases the ability of eligible banking organizations to affiliate with insurance, securities, and other financial firms and insured depository institutions.  The GLB Act permits eligible banking organizations to engage in activities and to affiliate with nonbank firms engaged in activities that are financial in nature or incidental to such financial activities, and also includes some additional activities that are complementary to such financial activities.

          The definition of activities that are financial in nature or that are incidental to such financial activities is handled by the GLB Act in two ways.  First, there is a laundry list of activities that are designated as financial in nature.  Second, the authorization of new activities as financial in nature or incidental to a financial activity requires a consultative process between the Federal Reserve Board and the Secretary of the Treasury with each having the authority to veto proposals of the other.  The Federal Reserve Board has the discretion to determine what activities are complementary to financial activities.

          The precise scope of the authority to engage in these new financial activities, however, depends on the type of banking organization, whether it is a holding company, a subsidiary of a bank, or a bank.  The GLB Act repealed two sections of the Glass-Stegall Act, Sections 20 and 32, which restricted affiliations between securities firms and banks.  The GLB Act authorizes two types of banking organizations to engage in expanded securities activities.  The GLB Act authorizes a new type of bank holding company called a financial holding company to have a subsidiary company that engages in securities underwriting and dealing without limitation as to the types of securities involved.  The GLB Act also permits a bank to control a financial subsidiary that can engage in many of the expanded securities activities permitted for financial holding companies.  However, additional restrictions apply to bank financial subsidiaries.

          Since the Bank Holding Company Act of 1956, and its subsequent amendments, federal law has limited the types of activities that are permitted for a bank holding company, and it is has also limited the types of companies that a bank holding company can control.  The GLB Act retains the bank holding company regulatory framework, but adds a new provision that authorizes enlarged authority for the new financial holding company form of organization to engage in any activity of a financial nature or incidental thereto.  A new Section 4(k) of the Bank Holding Company Act provides that a financial holding company may engage in any activity, and may acquire and retain shares of any company engaged in any activity, that the Federal Reserve Board in coordination with the Secretary of the Treasury determines by regulation or order to be financial in nature or incidental to such financial activities, or is complementary to financial activities.

          The GLB Act also amends the Bank Holding Company Act to prescribe eligibility criteria for financial holding companies, defines the scope of activities permitted for bank  holding companies that do not become financial holding companies, and establishes consequences for financial holding companies that cease to maintain the status needed to qualify as a financial holding company.

          There are three special criteria to qualify for the enlarged activities and affiliation.  First, all the depository institutions in the bank holding company organization must be well-capitalized.  Second, all of the depository institutions of the bank holding company must be well managed.  Third, the bank holding company must have filed a declaration of intent with the Federal Reserve Board stating that it intends to exercise the expanded authority under the GLB Act and certify to the Federal Reserve Board that the bank holding company’s depository institutions meet the well-capitalized and well managed criteria.  The GLB Act also requires the bank to achieve a rating of satisfactory or better in meeting community credit needs at the most recent examination of such institution under the Community Reinvestment Act.

          Once a bank holding company has filed a declaration of its intent to be a financial holding company, as long as there is no action by the Federal Reserve Board giving notice that it is not eligible, the company may proceed to engage in the activities and enter into the affiliations under the large authority conferred by the GLB Act’s amendments to the Bank Holding Company Act.  The holding company does not need prior approval from the Federal Reserve Board to engage in activities that the GLB Act identifies as financial in nature or that the Federal Reserve Board has determined to be financial in nature or incidental thereto by order or regulation.

          The GLB Act retains the basic structure of the Bank Holding Company Act.  Thus, a bank holding company that is not eligible for the expanded powers of a financial holding company is now subject to the amended Section 4(c)(8) of the Bank Holding Company Act which freezes the activities that are authorized and defined as closely related to banking activities.  Under this Section, a bank holding company is not eligible for the expanded activities permitted under new Section 4(k) and is limited to those specific activities previously approved by the Federal Reserve Board.

          The GLB Act also addresses the consequences when a financial holding company that has exercised the expanded authority fails to maintain its eligibility to be a financial holding company.  The Federal Reserve Board may impose such limitations on the conduct or activities of a noncompliant financial holding company or any affiliate of that company as the Board determines to be appropriate under the circumstances and consistent with the purposes of the Act.

          The GLB Act is essentially a dramatic liberalization of the restrictions placed on banks, especially bank holding companies, regarding the areas of financial businesses in which they are allowed to compete.

Regulation of Subsidiary Banks

          As a state-chartered bank, The First State Bank  is examined and regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department.  The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claim of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices.  In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

          Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower.  In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with any extension of credit or provision of any property or services.

          The Georgia Department regulates all areas of the bank’s banking operations, including mergers, establishment of branches, loans, interest rates, and reserves.  The Bank must have the approval of the Commissioner to pay cash dividends, unless at the time of such payment:

          a.          the total classified assets at the most recent examination of such bank do not exceed 80% of Tier 1 capital plus Allowance for Loan Losses as reflected at such examination;

          b.          the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the pervious calendar year; and

          c.          the ratio of Tier 1 Capital to Adjusted Total Assets shall not be less than six (6) percent.

          State chartered banks are also subject to State of Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

Expansion through Branching, Merger or Consolidation.

          With respect to expansion, the banks were previously prohibited from establishing branch offices or facilities outside of the county in which their main office was located, except:

          (1)          in adjacent counties in certain situations, or

          (2)          by means of merger or consolidation with a bank which has been in existence for at least five years.

In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger.  However, effective July 1, 1998, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the State of Georgia. This law may result in increased competition in the market area of the Company’s subsidiary banks.

Capital Requirements.

          The FDIC adopted risk-based capital guidelines that went into effect on December 31, 1990 for all FDIC insured state chartered banks that are not members of the Federal Reserve System.  Beginning December 31, 1992, all banks were required to maintain a minimum ratio of total capital to risk weighted assets of eight (8) percent of which at least four (4) percent must consist of Tier 1 capital.  Tier 1 capital of state chartered banks (as defined by the regulation) generally consists of: (i) common stockholders equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.  In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks, referred to as the leverage capital ratio of three (3) percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general is considered a strong banking organization, rated Composite “1” under the Uniform Financial Institutions Rating System (the CAMEL rating system) established by the Federal Financial Institutions Examination Council.  All other financial institutions are required to maintain leverage ratio of four (4) percent.

          Effective October 1, 1998, the FDIC amended its risk-based and leverage capital rules as follows: (1) all servicing assets and purchase credit card relationships (“PCCRs”) that are included in capital are each subject to a ninety percent (90%) of fair value limitation (also known as a “ten percent (10%) haircut”); (2) the aggregate amount of all servicing assets and PCCRs included in capital cannot exceed 100% of Tier I capital; (3) the aggregate amount of nonmortgage servicing assets (“NMSAs”) and PCCRS included in capital cannot exceed 25% of Tier 1 capital; and (4) all other intangible assets (other than qualifying PCCRS) must be deducted from Tier 1 capital.

          Amounts of servicing assets and PCCRs in excess of the amounts allowable must be deducted in determining Tier 1 capital.  Interest-only Strips receivable, whether or not in security form, are not subject to any regulatory capital limitation under the amended rule.

FDIC Insurance Assessments.

          The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), enacted in December, 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards.  One aspect of the act is the requirement that banks will have to meet certain safety and soundness standards.  In order to comply with the act, the Federal Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits, asset quality, earnings and stock valuation.

          The regulations provide for a risk based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund (“BIF”). Under the regulations, banks pay an assessment depending upon risk classification.

          To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information.  Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios.  The FDIC also assigns each bank to one of three subgroups based upon an evaluation of the risk posed by the bank.  The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified.  As of December 31, 2001 The First State Bank met the definition of a well-capitalized institution and will be assessed accordingly for 2002.

          Under FDICIA insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act.

          The Company and the Bank are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the “CRA”) and the federal banking agencies’ regulations issued thereunder.  Under the CRA, all banks and thrifts have a continuing and affirmative obligation, consistent with its safe and sound operation to help meet the credit needs for their entire communities, including low- and moderate-income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.

          The CRA requires a depository institution’s primary federal regulator, in connection with its examination of the institution, to assess the institution’s record of assessing and meeting the credit needs of the community served by that institution, including low- and moderate-income neighborhoods.  The regulatory agency’s assessment of the institution’s record is made available to the public.  In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the records of each subsidiary depository institution of the applicant bank holding company, and such records may be the basis for denying the application.

          The evaluation system used to judge an institution’s CRA performance consists of three tests: (1) a lending test; (2) an investment test; and (3) a service test.  Each of these tests will be applied by the institution’s primary federal regulator taking into account such factors as: (i) demographic data about the community; (ii) the institution’s capacity and constraints; (iii) the institution’s product offerings and business strategy; and (iv) data on the prior performance of the institution and similarly-situated lenders.

          In addition, a financial institution will have the option of having its CRA performance evaluated based on a strategic plan of up to five years in length that it had developed in cooperation with local community groups.  In order to be rated under a strategic plan, the institution will be required to obtain the prior approval of its federal regulator.

          The interagency CRA regulations provide that an institution evaluated under a given test will receive one of five ratings for the test: (1) outstanding; (2) high satisfactory; (3) low satisfactory; (4) needs to improve; and (5) substantial noncompliance.  An institution will receive a certain number of points for its rating on each test, and the points are combined to produce an overall composite rating. Evidence of discriminatory or other illegal credit practices would adversely affect an institution’s overall rating.  The First State Bank received a satisfactory rating as a result of its most recent CRA examination.

Item 2.	PROPERTIES

          The assets of the Company consist almost entirely of its equity ownership in The First State Bank and First Metro Mortgage Co.  The assets of First Metro Mortgage Co. consist almost entirely of loans originated and the proceeds of those loans when sold to investors.  The assets of the Bank consist primarily of loans and investment securities.  However, it also owns the real estate and improvements thereon from which it conducts its banking operations.  Those locations are more particularly described as follows:

          4806 N. Henry Boulevard, Stockbridge, Georgia - This location houses the Bank’s main office, a two-story building containing 20,800 square feet constructed in 1965.  It is a full service bank facility equipped with an ATM machine and four lane drive-up service.

          4800 N. Henry Boulevard, Stockbridge, Georgia - This location houses the operations center for the Bank.  It is a single story building constructed in 1999, consisting of 20,622 square feet.

          295 Fairview Road, Ellenwood, Georgia - This is a full service banking location with ATM and drive-thru service.  It is a single story building containing 3,520 square feet.

          114 Covington Street, McDonough, Georgia - This site contains a 4,000 square foot single story building with ATM and drive-thru service.

          1810 Hudson Bridge Road, Stockbridge, Georgia - This location contains a two-story facility consisting of 4,787 square feet.  The lower floor contains a full service banking location, with ATM and drive-thru service.  The upper floor houses the operations of First Metro Mortgage Co.

          4979 Bill Gardner Parkway, Locust Grove, Georgia - This location contains a one-story building consisting of 4,000 square feet, with ATM and drive-thru service.

          The Bank also owns an additional parcel of land located on Highway 81 at Bethany Road, which it is holding for a possible future branch site.

          The Bank conducts its own data processing and owns the equipment used for that purpose.  The Bank also owns the furniture, fixtures and equipment located on its premises and several automobiles.

Item 3.	LEGAL PROCEEDINGS

          The Bank is involved in various legal actions from normal business activities.  Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial statements.  Neither the Bank nor the Company is a party to any proceeding to which any director, officer or affiliate of the issuer, or any owner of more than five percent (5%) of its voting stock is a party adverse to the Bank or the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

          There is no established public trading market for the Company’s common stock.  It is not traded on an exchange or in the over-the-counter market.  There is no assurance that an active market will develop for the Company’s common stock in the future.  Therefore, management of the Company is furnished with only limited information concerning trades of the Company’s common stock.  The following table sets forth for each quarter during the most two recent fiscal years the number of shares traded and the high and low per share sales price to the extent known to management.  The per share trade prices have been adjusted to reflect a two-for-one common stock split in the form of a dividend payable to stockholders of record on January 11, 2001, increasing the number of issued and outstanding shares of the Company from 3,596,752 to 7,237,065.60.  In 2002, the Company purchased 20,488 shares of treasury stock at a cost of $312,442.

YEAR 2001	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)

First Quarter	10,968	$14.25	$14.25
Second Quarter	18,249	$17.00	$14.50
Third Quarter	14,170	$19.00	$14.30
Fourth Quarter	10,409	$20.00	$15.00

YEAR 2002	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)

First Quarter	25,557	$16.50	$15.00
Second Quarter	4,956	$20.00	$15.25
Third Quarter	3,786	$20.00	$16.00
Fourth Quarter	11,511	$20.00	$15.75

          The Company has historically paid dividends on an annual basis.  Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors.  The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank and by First Metro Mortgage Co.  The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements.  The following table sets forth cash dividends which have been declared and paid by the Company since January 1, 1999 (adjusted for the stock dividend declared and paid by the Company in 2001):

Cash Dividends Declared Per Share ($)

Fiscal 2000
First Quarter	$.06 per share
Second Quarter	$.06 per share
Third Quarter	$.06 per share
Fourth Quarter	$.17 per share

Fiscal 2001
First Quarter	$.08 per share
Second Quarter	$.08 per share
Third Quarter	$.08 per share
Fourth Quarter	$.14 per share

Fiscal 2002
First Quarter	$.08 per share
Second Quarter	$.08 per share
Third Quarter	$.08 per share
Fourth Quarter	$.11 per share

          As of March 8, 2003, 7,160,992 shares of common stock were outstanding held of record by approximately 551 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

          The holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available.  Funds for the payment of dividends of the Company are primarily obtained from dividends paid by the Bank.

          There are no shares of the Company’s common stock that are subject to outstanding options or warrants to purchase, or that are convertible into, common equity of the Company, and there were no sales of unregistered securities of the Company in 2002.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report.  This information is only a summary and should be read in conjunction with our historical financial statements and related notes.

	As of and For the Year Ended December 31,

	2002	2001	2000	1999	1998

Total Loans	$350,277	$304,688	$271,529	$221,399	$183,237
Total Deposits	420,149	436,664	387,133	366,550	308,673
Total Borrowings	20,287	15,692	20,202	22,159	21,770
Total Assets	489,153	496,185	446,019	421,439	361,008
Interest Income	27,298	33,224	32,765	27,288	24,844
Interest Expense	10,977	16,507	17,161	14,252	13,738
Net Interest Income	16,321	16,717	15,604	13,036	11,106
Provision for Loan Losses	540	550	490	352	341
Net Interest Income After Provision	15,781	16,167	15,114	12,684	10,765
Non-Interest Income	4,546	4,644	3,753	3,858	3,490
Non-Interest Expense	9,134	8,782	8,172	7,508	6,648
Income Before Income Taxes	11,193	12,029	10,695	9,034	7,607
Provision for Income Taxes	3,859	4,056	3,507	2,808	2,255
Net Income	7,334	7,973	7,188	6,226	5,352
Net Income Per Share	1.02	1.11	1.00	0.86	0.74
Cash Dividends Declared	0.35	0.38	0.35	0.30	0.26
Book Value Per Share	6.52	5.81	5.01	4.25	3.96
Weighted Average Shares	7,161,609	7,185,993	7,204,614	7,247,380	7,247,600

QUARTERLY DATA

	Years Ended December 31,

	2002				2001

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(In thousands, except per share data)
Interest income	$6,519	$6,731	$6,991	$7,057	$7,757	$8,077	$8,479	$8,911
Interest expense	2,370	2,699	2,866	3,042	3,427	4,010	4,431	4,639

Net interest income	4,149	4,032	4,125	4,015	4,330	4,067	4,048	4,272
Provision for loan losses	85	153	152	150	100	150	150	150

Net interest income after provision for loan losses	4,064	3,879	3,973	3,865	4,230	3,917	3,898	4,122
Noninterest income	1,274	1,123	1,064	1,085	1,299	1,013	1,278	1,053
Noninterest expenses	2,320	2,365	2,252	2,197	2,144	2,224	2,280	2,133

Income before income taxes	3,018	2,637	2,785	2,753	3,385	2,706	2,896	3,042
Provision for income taxes	862	981	1,004	1,012	951	987	1,063	1,055

Net income	$2,156	$1,656	$1,781	$1,741	$2,434	$1,719	$1,833	$1,987

Earnings per share	$0.30	$0.23	$0.25	$0.24	$0.34	$0.24	$0.26	$0.28

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, The First State Bank and our mortgage subsidiary, First Metro Mortgage Co. at December 31, 2002 and 2001 and the results of operations for the three years in the period ended December 31, 2002.  The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements.  Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

A Warning About Forward-Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and reports to stockholders.  Statements made by us, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties.  Forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors.  We caution that these factors are not exclusive.  We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002.

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

Overview

The year 2002 was highlighted by continued loan and core deposit growth despite a downturn in the national and state economy exacerbated by the effects of the September 11, 2001 terrorist attacks, increased unemployment and general economic uncertainty.  We reported net income of $7,333,838 in 2002 as compared to $7,973,000 in 2001 and $7,188,000 in 2000.  Lower interest rates contributed to a decline in our net interest margin.  During 2002 we opened our fifth branch office facility in Henry County, Georgia and substantially completed a renovation of the Bank’s main office. The Henry County area remains one of the fastest growing areas in the country.  We believe that, while adding to our non-interest expense in 2002, our physical expansion will allow us to take advantage of this growth.

Financial Condition at December 31, 2002 and 2001

The following is a summary of our balance sheets for the periods indicated:

	December 31,

	2002	2001

	(Dollars in Thousands)
Cash and due from banks	$35,460	$26,204
Interest-bearing deposits in banks	1,149	4,932
Federal funds sold	22,300	43,800
Securities	64,471	105,112
Loans held for sale	5,797	1,575
Loans, net	346,450	301,311
Premises and equipment	8,571	7,442
Other assets	4,955	5,809

	$489,153	$496,185

Total deposits	$420,150	$436,664
Other borrowings	20,287	15,692
Other liabilities	2,048	2,106
Stockholders’ equity	46,668	41,723

	$489,153	$496,185

As of December 31, 2002, we had total assets of $489 million, an increase of 1.42% over December 31, 2001.  Total interest-earning assets were $444 million at December 31, 2002 or 91% of total assets as compared to $460.1 million at December 31, 2001 or 93% of total assets.  Our primary interest-earning assets at December 31, 2002 were loans, which made up 79% of total interest-earning assets as compared to 67% at December 31, 2001.  Our loan to deposit ratio increased to 83% at December 31, 2002 as compared to 70% at December 31, 2001.  An increase in nonpublic deposit growth of $13 million and a decrease in the securities portfolio of $41 million were used to fund loan growth of $46 million, repay Federal Home Loan Bank Advances of $5 million, with the remainder being invested in federal funds sold and other short-term liquid assets.  The balance of the deposit reduction of $17 million was due to a decrease in interest-bearing public deposits in the amount of $27 million.

The securities portfolio provides the Company with a source of liquidity and a relatively stable source of income.  The Company’s investment policy focuses on the use of the securities portfolio to manage the interest rate risk created by the inherent mismatch of the loan and deposit portfolios.  The Company’s asset/liability management committee meets quarterly to review economic trends and makes recommendations as to the structure of the securities portfolio based upon this review and the Company’s projected funding needs.  Due to the falling interest rate environment occurring in 2001, the Company has continued to shorten the duration of the securities portfolio in an effort to take advantage of anticipated rising interest rates.

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and equity securities amounted to $64 million at December 31, 2002.  Unrealized gains on securities available-for-sale were $881,692 at December 31, 2002 as compared to $231,000 at December 31, 2001.  Unrealized gains on securities held-to-maturity were $39,115 at December 31, 2002 as compared to $51,000 at December 31, 2001.

We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

Since lending activities generate the primary source of revenue, the Company’s main objective is to adhere to sound lending practices.  The Board of Directors has delegated loan policy decisions and loan approval authority to the Executive Committee of the Board of Directors.  The Executive Committee is composed of five outside directors and the Chief Executive Officer.  The Executive Committee establishes lending policies that include underwriting guidelines on the various types of loans made as well as guidance on loan terms.  The Company employs a loan approval process in which individual loan officers are provided with independent approval authority based upon their experience and training.  When prospective loans are analyzed, both interest rate and credit quality objectives are considered in determining whether to make a given loan.  Parameters are set on the amount of credit that can be extended to one borrower.  The largest amount that can generally be extended to any one borrower without obtaining approval from the Executive Committee of the Board of Directors is $150,000.  The Executive Committee is authorized to extend credit to one borrower on an unsecured basis of up to 15% of statutory capital or approximately $4.8 million and on a secured basis of up to 25% of statutory capital or approximately $8 million.

The Bank offers a variety of loans to retail customers in the communities we serve.

Consumer Loans:

Consumer loans in general carry a moderate degree of risk compared to other loans.  They are generally more risky than traditional residential real estate but less risky than commercial loans.  Risk of default is generally determined by the well being of the national and local economies.  During times of economic stress there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt.  Risk on consumer type loans is generally managed through policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.

Various types of consumer loans include the following:

•	Home equity loans - open and closed end

•	Vehicle financing

•	Loans secured by deposits

•	Secured and unsecured personal loans

The various types of consumer loans all carry varying degrees of risk for the Bank.  Loans secured by deposits carry little or no risk and in our experience have had a zero default rate.  Home equity lines carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default.  However,  underwriting policy provides mitigation to this risk in the form of a maximum loan to value ratio of 90% on a collateral type that has historically appreciated in value.  The Bank also requires the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed.  Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile.  Risks inherent in vehicle financing are managed by matching the loan term with the age and remaining useful life of the collateral to ensure the customer always has an equity position and is never “upside down.”  Collateral is protected by requiring the customer to carry insurance showing the bank as loss payee.

The Bank also has a blanket policy that covers the Bank in the event of a lapse in the borrower’s coverage and also provides assistance in locating collateral when necessary.  Secured personal loans carry additional risks over the previous types in that they are generally smaller and made to borrowers with somewhat limited financial resources and credit histories.  These loans are secured by a variety of collateral with varying degrees of marketability in the event of default.  Risk on these types of loans is managed primarily at the underwriting level with guidelines for debt to income ratio limitations and conservative collateral valuations.  Unsecured personal loans carry the greatest degree of risk in the consumer portfolio.  Without collateral, the Bank is completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream.  Again, primary risk management occurs at the underwriting stage with guidelines for debt to income ratios, time in present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.

Commercial and Industrial Loans

The Bank makes loans to small and medium sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes.  Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise.  This type loan may be subject to many different types of risk, which will differ depending on the particular industry the borrower is involved with.  General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis, when warranted.  Individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at a Loan Committee or Board of Directors level.  On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to the Bank for review.  These statements are analyzed for trends and the loan is assigned a credit grade accordingly.  Based on this grade the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.

This type loan is almost always collateralized.  Generally, business assets are used and may consist of general intangibles, inventory, equipment or real estate.  Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectability in a default situation.  To mitigate this risk to collateral, it is underwritten to strict standards including valuations and general acceptability based on the Bank’s ability to monitor its ongoing health and value.

Commercial Real Estate:

The Bank grants loans to borrowers secured by commercial real estate located in our market area.  In underwriting these type loans we consider the historic and projected future cash flows of the real estate, we make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint.  We will generally lend up to a maximum 75% loan to value ratio and require a minimum debt coverage ratio of 1.25% or other compensating factors.

Commercial real estate offers some risks not found in traditional residential real estate lending.  Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property.  Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy.  Also commercial real estate loans typically involve relatively large loan balances to single borrowers.  To mitigate these risks, we monitor our loan concentration and loans are audited by a third party auditor.  This type loan generally has a shorter maturity than other loan types giving the Bank an opportunity to reprice, restructure or decline to renew the credit.  As with other loans, commercial real estate loans are graded depending upon strength of credit and performance.  A lower grade will bring increased scrutiny by management and the Board of Directors.

Construction and Development Loans:

The Bank makes residential construction and development loans to customers in our market area.  Loans are granted for both speculative projects and those being built with end buyers already secured.  This type loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity.  During times of economic stress this type loan has typically had a greater degree of risk than other loan types.  To mitigate that risk, the Board of Directors and management reviews the entire portfolio on a monthly basis.  The percentage of our portfolio being built on a speculative basis is tracked very closely.  On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas.  To further mitigate risk, this type loan is accorded a larger percentage loan loss allowance than other loan types.  Loan policy also provides for limits on speculative lending by borrower and by real estate project.

Loan Participations:

The Bank sells loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws.  These loan participations are sold to other financial institutions without recourse.  (As of December 31, 2002 the Bank had no loan participations sold).

The Bank will also purchase loan participations from time to time from other banks in the ordinary course of business usually without recourse.  Purchased loan participations are underwritten in accordance with the Ban’s loan policy and represent a source of loan growth to the Bank.  Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan.  One risk associated with purchasing loan participations is that the Bank often relies on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay.  To the extent this information is not accurate, the Bank may experience a loss on these participations.  Otherwise, the Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio.  If a purchased loan participation defaults, the Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss.  (As of December 31, 2002, the Bank had purchased 40 loan participations.  The total principal amount of these participations comprised 7.6% of our total portfolio on December 31, 2002).

Through the Company’s mortgage subsidiary, First Metro Mortgage Co., first mortgage loans are originated for immediate sale to investors.  The loans are sold with servicing rights attached.  These loans sold are sold at par, therefore no gain or loss is recognized on the sale of the loan.  The fees received from the investor for the servicing rights along with other miscellaneous fees received from the borrower are included in mortgage banking income in the statements of income.

All loans originated by First Metro Mortgage Co. are classified as loans held for sale on the balance sheet because of the intention to immediately sell these loans.  The balance of the loans held for sale represents individual mortgage loans that have been funded for which proceeds from, the investor have not yet been received.  Loans held for sale are carried at the lower of aggregate cost or fair value.  However, because the proceeds from the investors for the sale of these loans are usually received within fourteen days, the aggregate cost and fair value of these loans are the same.

For the year ended December 31, 2002, First Metro Mortgage Co. originated 392 loans totaling $55 million.  These mortgage banking activities are performed exclusively by First Metro Mortgage Co.  No similar activities are conducted at the Bank level.  All loans originated by the Bank are classified as held for investment.

We have 77 % of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties.  Our real estate mortgage portfolio consists of loans collateralized by one to four-family and multifamily residential properties (21%), construction loans to build one to four-family and multifamily residential properties (38%), and nonresidential properties consisting primarily of small business commercial properties (41%).

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs.  Traditional sources of liquidity include asset maturities and growth in core deposits.  A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations.  Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective.  The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition.  We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities.  As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 18.81% at December 31, 2002 was considered satisfactory.

At December 31, 2002, we had loan commitments outstanding of $73 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions.  At December 31, 2002, we had arrangements with two commercial banks for additional short-term advances of $19 million.  We also have the ability to borrow up to $78 million, subject to available collateral, from the Federal Home Loan Bank.

At December 31, 2002, our capital ratios were considered adequate based on regulatory minimum capital requirements.  Stockholders’ equity increased in 2002 by $4.9 million as net income of $7.3 million and an increase in other comprehensive income related to our securities available-for-sale of $429,184 was offset by dividends paid of $2.5 million and treasury stock purchases of $312,442. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank.  Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency.  At December 31, 2002, the Bank could pay dividends of $3.6 million without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of December 31, 2002 are as follows:

	Actual

	Consolidated	Bank	Regulatory Requirements

Leverage capital ratio	13.23%	13.01%	10.00%
Risk-based capital ratios:
Core capital	12.22	11.99	6.00
Total capital	9.79	9.58	5.00

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements to be considered well-capitalized.  Anticipated future earnings will assist in keeping these ratios at satisfactory levels above the regulatory minimum requirement to be considered well-capitalized.

At December 31, 2002, we had approximately $75,000 of commitments for capital expenditures.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs.  We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Management is not aware of any other known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations.  Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions.  Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation.  A bank can reduce the impact of inflation if it can manage its rate sensitivity gap.  This gap represents the difference between rate sensitive assets and rate sensitive liabilities.  We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation.  For information on the management of the Bank’s interest rate sensitive assets and liabilities, see the “Asset/Liability Management” section.

We do not engage in any transactions or have relationships or other arrangements with an unconsolidated entity.  These include special purpose and similar entities or other off-balance sheet arrangements.  We also do not trade in energy, weather or other commodity based contracts.

Results of Operations For The Years Ended December 31, 2002, 2001 and 2000

The following is a summary of our operations for the years indicated.

	Years Ended December 31,

	2002	2001	2000

	(Dollars in Thousands)
Interest income	$27,298	$33,224	$32,765
Interest expense	10,977	16,507	17,161

Net interest income	16,321	16,717	15,604
Provision for loan losses	540	550	490
Other income	4,546	4,644	3,753
Other expenses	9,134	8,782	8,172

Pretax income	11,193	12,029	10,695
Income taxes	3,859	4,056	3,507

Net income	$7,334	$7,973	$7,188

Net Interest Income

Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses.  Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

The net yield on average interest-earning assets decreased to 3.73 % in 2002 from 3.79% in 2001.  The average yield on interest-earning assets decreased to 6.24 % in 2002 from 7.53% in 2001.  The average yield on interest-bearing liabilities decreased to 3.13 % in 2002 from 4.59% in 2001. By converting assets from investment assets to higher yielding loan assets, we were able to maintain the net interest margin.

The net yield on average interest-earning assets decreased to 3.79% in 2001 from 3.82% in 2000.  The average yield on interest-earning assets decreased to 7.53% in 2001 from 8.02% in 2000. The average yield on interest-earning liabilities decreased to 4.59% in 2001 from 5.11% in 2000.  By selectively repricing deposit liabilities, we were able to maintain out net yield during this period of falling interest rates.

Net interest income decreased by $396 thousand in 2002 as compared to 2001 and increased by $1.1 million in 2001 as compared to2000.  The decrease in 2002 is due to lower interest rates while the increase in 2001 reflects the continued increase in interest-earning assets, with loan growth being the most significant contributor to the increase.

Provision for Loan Losses

The provision for loan losses decreased by $9,500 to $540,500 in 2002 and increased by $60,000 to $550,000 in 2001.  The amounts provided are due primarily to loan growth and to our assessment of the inherent risk in the loan portfolio. We believe that the $3.8 million in the allowance for loan losses at December 31, 2002, or 1.09% of total net outstanding loans and the $3.4 million in the allowance for loan losses at December 31, 2001, or 1.11% of total net outstanding loans, are adequate at their respective dates to absorb known risks in the portfolio based upon our historical experience.  Our net charge-offs were minimal in 2002, 2001 and 2000 as the ratio of charged-off loan to average loans outstanding was .03%, ..02% and .02%, respectively. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income

Other income consists of service charges on deposit accounts, mortgage origination fees, gains and losses on securities transactions and other miscellaneous revenues and fees.  Other income was $4.5 million in 2002 as compared to $4.6 million in 2001.  The net decrease is due primarily to decreased service charges on deposit accounts of $100,161 and decreased mortgage banking income earned by First Metro Mortgage Co. of $296,018.

The increase in other income to $4.6 million in 2001 from $3.8 million in 2000 was due to increased service charges on deposit accounts of $120,000 and increased mortgage banking income of $818,000.

Other Expenses

Other expenses were $9.1 million in 2002 as compared to $8.8 million in 2001, an increase of $352,848. Salaries and employees benefits increased by $99,095 due to an increase in the number of full time equivalent employees to 135 at December 31, 2002 from 131 at December 31, 2001 and other annual salary increases.  Equipment and occupancy expenses were stable in 2002 as compared to 2001.  Other operating expenses increased by only $192,361, as there was no significant increase or decrease in individual other operating expense accounts, other than the costs associated with the opening of our new office.

The increase in other expenses to $8.8 million in 2001 from $8.2 million in 2000 was due to increased salary and employee benefits of $600,000 and increased other operating expenses of $113,000.

Income Tax

Income tax expense was $3.9 million in 2002 as compared to $4.1 million in 2001.  The decrease is due to lower pretax income, which was offset by an increase in income tax expense due to a lower volume of nontaxable securities held in the securities portfolio.  Income tax expense as a percentage of pretax income was 34% as compared to 34% in 2001.

The increase in income tax expense to $4.1 million in 2001 from $3.5 million in 2000 was due to increased pretax income and to a lower volume of nontaxable securities.  Income tax as a percentage of pretax income increased to 34% in 2001 as compared to 33% in 2000.

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain financial information and statistical data with respect to:  the distribution of assets, liabilities and stockholders’ equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the securities portfolio; the loan portfolio; including types of loans, maturities and sensitivities to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

Table 1 -	Distribution of Assets, Liabilities and Stockholders’ Equity Interest Rates and Interest Differentials

	Years Ended December 31,

	2002			2001			2000

	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates

	(Dollars in Thousands)
Taxable securities	$67,412	$3,188	4.73%	$98,303	$6,340	6.45%	$110,065	$7,156	6.50%
Nontaxable securities (4)	17,282	700	4.05	21,615	901	4.17	26,937	1,139	4.23
Federal funds sold	16,134	264	1.64	34,501	1,282	3.71	26,228	1,724	6.57
Interest-bearing deposits in banks	3,187	109	3.41	119	3	2.80	180	10	5.56
Loans (2) (3)	333,224	23,037	6.91	286,646	24,698	8.62	245,088	22,736	9.28

Total interest-earning assets	437,239	27,298	6.24	441,184	33,224	7.53	408,498	32,765	8.02

Unrealized gains (losses) on securities	658			280			(3,036)
Allowance for loan losses	(3,632)			(3,145)			(2,675)
Cash and due from banks	23,088			15,199			15,556
Other assets	14,453			14,604			14,730

Total	$471,806			$468,122			$433,073

Interest-bearing demand & savings	$130,169	2,060	1.58	$138,077	3,978	2.88	$125,564	4,835	3.85
Time	199,496	7,993	4.01	200,893	11,424	5.69	189,134	11,011	5.82
Borrowings	20,548	924	4.50	20,981	1,105	5.27	21,332	1,315	6.16

Total interest-bearing liabilities	350,213	10,977	3.13	359,951	16,507	4.59	336,030	17,161	5.11

Noninterest-bearing demand	75,027			66,258			60,544
Other liabilities	2,506			3,027			3,081
Stockholders’ equity	44,060			38,886			33,418

Total	$471,806			$468,122			$433,073

Net interest income		$16,321			$16,717			$15,604

Net interest spread			3.11%			2.94%			2.91%
Net yield on average interest-earning assets			3.73%			3.79%			3.82%

(1)	Average balances were determined using the daily average balances.
(2)	Average balances of loans include nonaccrual loans.
(3)	Interest and fees on loans include $212,000, $232,000 and $201,000 of loan fee income for the years ended December 31, 2002, 2001 and 2000, respectively.
(4)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

Table 2 - Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and  interest-bearing liabilities have affected our interest income and expense during the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume.  The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31,

	2002 to 2001			2001 to 2000

	Increase (decrease) due to change in			Increase (decrease) due to change in

	Rate	Volume	Net	Rate	Volume	Net

	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$(5,316)	$3,655	$(1,661)	$(1,700)	$3,662	$1,962
Interest on taxable securities	(1,447)	(1,705)	(3,152)	(57)	(759)	(816)
Interest on nontaxable securities	(25)	(176)	(201)	(15)	(223)	(238)
Interest on federal funds sold	(522)	(496)	(1,018)	(887)	445	(442)
Interest on interest-bearing deposits in banks	1	105	106	(4)	(3)	(7)

Total interest income	(7,309)	1,383	(5,926)	(2,663)	3,122	459

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	(1,702)	(216)	(1,918)	(1,305)	448	(857)
Interest on time deposits	(3,352)	(79)	(3,431)	(260)	673	413
Interest on borrowings	(158)	(23)	(181)	(188)	(22)	(210)

Total interest expense	(5,212)	(318)	(5,530)	(1,753)	1,099	(654)

Net interest income	$(2,097)	$1,701	$(396)	$(910)	$2,023	$1,113

Asset/Liability Management

          Our asset/liability mix is monitored on a regular basis and a report evaluating the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to the Board of Directors on a monthly basis.  The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.  An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities.  A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

          A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates.  Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates.  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates.  In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit the amount of changes in interest rates.  Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap.  The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

          Changes in interest rates also affect our liquidity position.  We currently price deposits in response to market rates and it is management’s intention to continue this policy.  If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

          At December 31, 2002 our cumulative one year interest rate sensitivity gap ratio was 81%.  Our targeted ratio is 80% to 120% in this time horizon.  This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets.

          The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2002, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

          The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total

	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$450	$600	$99	$—	$1,149
Federal funds sold	22,300	—	—	—	22,300
Securities	2,715	7,428	34,665	19,663	64,471
Loans	150,406	54,786	132,000	18,882	356,074

Total interest-earning assets	175,871	62,814	166,764	38,545	443,994

Interest-bearing liabilities:
Interest-bearing demand and savings	$137,930	$—	$—	$—	$137,930
Time deposits	54,225	92,407	54,175	—	200,807
Repurchase agreements	5,000	—	—	—	5,000
Other borrowings	3,287	2,000	—	10,000	15,287

Total interest-bearing liabilities	$200,442	$94,407	$54,175	$10,000	$359,024

Interest rate sensitivity gap	$(24,571)	$(31,593)	$112,589	$28,545	$84,970

Cumulative interest rate sensitivity gap	$(24,571)	$(56,164)	$56,425	$84,970

Interest rate sensitivity gap ratio	0.88	0.67	3.08	3.85

Cumulative interest rate sensitivity gap ratio	0.88	0.81	1.16	1.24

          We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets.  In particular, approximately 54% of the loan portfolio is comprised of loans that have variable rate terms or mature within one year.  Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,

	2002	2001	2000

	(Dollars in Thousands)
U.S. Government and agency securities	$23,111	$34,961	$62,997
Mortgage-backed securities	26,021	46,285	44,679
Municipal securities	13,856	22,451	23,393

	62,988	103,697	131,069
Equity securities	1,483	1,415	1,565

	$64,471	$105,112	$132,634

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years.  Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years

	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

U.S. Government and agency securities	$3,080	5.20%	$16,934	3.59%	$3,097	3.11%
Mortgage-backed securities	26	6.08	1,277	4.63	9,732	3.18
Municipal securities	3,232	3.44	4,779	3.92	4,034	4.11

	$6,338	4.31	$22,990	3.72	$16,863	3.39

	After ten years		Total

	Amount	Yield (1)	Amount	Yield (1)

U.S. Government and agency securities	$—	—%	$23,111	3.74%
Mortgage-backed securities	14,986	3.93	26,021	3.69
Municipal securities	1,811	4.77	13,856	3.98

	$16,797	4.02	$62,988	3.77

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	The weighted average yields for municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Commercial	58,994	$51,486	$48,683	$46,762	$32,649
Real estate - construction	102,602	71,955	60,345	36,460	34,166
Real estate – mortgage	165,546	159,276	140,049	115,929	96,135
Consumer installment and other	23,135	21,971	22,452	22,248	20,287

	350,277	304,688	271,529	221,399	183,237
Less allowance for loan losses	(3,827)	(3,377)	(2,884)	(2,453)	(2,187)

Net loans	346,450	$301,311	$268,645	$218,946	$181,050

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2002 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)

Commercial
One year or less	$24,086
After one through five years	28,725
After five years	6,183

58,994

Construction
One year or less	102,602
After one through five years	0
After five years	0

102,602

Other
One year or less	73,439
After one through five years	103,279
After five years	11,963

188,681

$350,277

The following table summarizes loans at December 31, 2002 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined interest rates	$104,477
Floating or adjustable interest rates	45,673

$150,150

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories indicated.

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$296	$304	$262	$308	$490
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,048	1,197	7,469	1,703	1,581
Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—
Potential problem loans	120	—	—	—	—

The reduction in interest income associated with nonaccrual loans as of December 31, 2002 is as follows:

(Dollars in Thousands)

Interest income that would have been recorded on nonaccrual loans under original terms	$13

Interest income that was recorded on nonaccrual loans	$2

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful.  This status is determined when; (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.  Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.  Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.  These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.  In the event of non-performance by the borrower, these loans have collateral pledged which would prevent the recognition of substantial losses.

SUMMARY OF LOAN LOSS EXPERIENCE

          The following table summarizes average loan balances for each year determined using the daily average balances during the year; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to expense; and the ratio of net charge-offs during the year to average loans.

	December 31,

	2002	2001	2000	1999	1998

	(Dollars in Thousands)
Average amount of loans outstanding	$333,224	$286,646	$245,088	$203,352	$170,036

Balance of allowance for loan losses at beginning of year	$3,377	$2,884	$2,453	$2,187	$1,937

Loans charged off:
Real estate	(5)	(29)	(25)	(24)	(21)
Commercial	—	—	—	—	—
Consumer installment	(124)	(54)	(94)	(85)	(94)

	(129)	(83)	(119)	(109)	(115)

Recoveries of loans previously charged off:
Real estate	—	—	—	—	4
Commercial	—	—	—	—	—
Consumer installment	39	26	60	23	20

	39	26	60	23	24

Net loans charged off during the year	(90)	(57)	(59)	(86)	(91)

Additions to allowance charged to expense during year	540	550	490	352	341

Balance of allowance for loan losses at end of year	$3,827	$3,377	$2,884	$2,453	$2,187

Ratio of net loans charged off during the year to average loans outstanding	0.03%	0.02%	0.02%	0.04%	0.05%

Allowance for Loan Losses

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

As of the indicated dates, we had made no allocations of our allowance for loan losses to specifically correspond to the categories of loans listed below.  Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,

	2002		2001		2000		1999		1998

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in Thousands)
Commercial	$800	16.84%	$675	16.90%	$577	17.93%	$613	21.12%	$437	17.82%
Real estate-construction	841	29.29	844	23.62	721	22.22	491	16.47	547	18.65
Real estate-mortgage	1,530	47.26	1,351	52.28	1,154	51.58	981	52.36	875	52.46
Consumer installment and other	656	6.61	507	7.20	432	8.27	368	10.05	328	11.07

Total allowance	3,827	100.00%	$3,377	100.00%	$2,884	100.00%	$2,453	100.00%	$2,187	100.00%

DEPOSITS

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. (1)

	Year Ended December 31,

	2002		2001		2000

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Thousands)
Noninterest-bearing demand deposits	$75,027	—%	$66,258	—%	$60,544	—%
Interest-bearing demand and savings deposits	130,169	1.58	138,077	2.88	125,564	3.85
Time deposits	199,496	4.01	200,893	5.69	189,134	5.82

Total deposits	404,692		$405,228		$375,242

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2002 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)

Three months or less	$16,828
Over three through six months	11,637
Over six through twelve months	15,674
Over twelve months	16,226

Total	$60,365

RETURN ON EQUITY AND ASSETS

          The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,

	2002	2001	2000

Return on assets (1)	1.55%	1.70%	1.66%
Return on equity (2)	16.65	20.50	21.51
Dividend payout ratio (3)	34.31	34.25	35.08
Equity to assets ratio (4)	9.34	8.31	7.72

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by earnings per share.
(4)	Average equity divided by average total assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The December model reflects an increase of 20% in net interest income and a 10% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 15% decrease in net interest income and an 11% decrease in economic value of equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTING DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99(a) of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Income - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Item 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company’s principal accountant has not changed during the Company’s two (2) most recent fiscal years or any subsequent interim period.

-43

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The Board of Directors of the Company is currently composed of the following ten persons, each of whom serves for a term of one (1) year.  Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion.

          The following table sets forth information with respect to the directors and executive officers of the Company:

NAME	AGE	POSITION	YEAR FIRST ELECTED OR APPOINTED[1]

Hans M. Broder, Jr.	55	Director	1975
Paul J. Cates, Jr.	61	Director	2002
H. K. Elliott, Jr.	61	Director	1977
G. R. Foster, III	56	Director	1999
David H. Gill	48	President, Director	1997
Edwin C. Kelley, Jr.	52	Director	1994
Mary Lynn E. Lambert	45	Director	2001
Robert O. Linch	73	Director and Chairman of the Board	1975
William C. Strom	53	Executive Vice President of the Bank and Secretary of the Company	—
Ronald M. Turpin	59	Director	1999
James C. Waggoner	58	Director	1994

          1Refers to the year the individual first became a director of the Bank or Company.  All directors of the Bank in June, 1982 became directors of the Company when it was incorporated in June, 1982.

Biographical Information

          The principal occupation of each director and executive officer of the Company is set forth below.  All directors and executive officers have held their present positions for at least five (5) years unless otherwise stated.

          Hans M. Broder, Jr. - Mr. Broder served as President of the Bank and of the Company until 2000.  He presently manages real estate investments.

          Paul J. Cates, Jr. - President, Planters Warehouse and Lumber.

          H. K. Elliott, Jr. - Owner, Elliott Construction Company.

          G. R. Foster, III - Dentist.

          David H. Gill - Mr. Gill has served as President of the Bank and of the Company since 2000.  Prior to that time he served as Executive Vice President of the Bank and Vice President of the Company.

          Edwin C. Kelley, Jr. - Owner, Buddy Kelley Properties.

          Mary Lynn E. Lambert - Co-owner of a sand and gravel business.

          Robert O. Linch - Private Investor.

          Ronald M. Turpin - Retired builder.

          James C. Waggoner - Owner, Stockbridge Veterinary Hospital.

          William C. Strom - Executive Vice President of the Bank and Secretary of the Company.

          During the previous five years, no director or executive officer was the subject of a legal proceeding (as defined below) that is material to an evaluation of the ability or integrity of any director or executive officer.  A “legal proceeding” includes:  (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive prior to that time; (b) any conviction in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (c) any order, judgment, or decree of any court of competent jurisdiction, or any Federal or State authority permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of commodities business, securities or banking activities; and (d) any finding by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission of a violation of a federal or state securities or commodities law (such finding having not been reversed, suspended or vacated).

Item 11.	EXECUTIVE COMPENSATION

          The Company has no full time employees, relying upon employees of the Bank for the limited services required by the Company.  All compensation paid to officers and employees is paid by the Bank.

Director Compensation

          All directors are paid $850.00 per month for their service on the Board of Directors.  Directors are entitled to compensation without regard to their attendance at the meeting, unless he or she misses more than two (2) meetings.  Directors who are also members of the Executive Committee, which meets weekly, receive an additional $1,300.00 per month.  The Chairman of the Board of Directors is paid an additional $500.00 per month for his service in that capacity, the Vice Chairman of the Board of Directors is paid an additional $250.00 per month for that service, and the Secretary is paid an additional $150.00 per month for service in that capacity.

Executive Compensation

SUMMARY COMPENSATION TABLE

          The following table sets forth the cash and non-cash compensation awarded to or earned by the Chief Executive Officer and Executive Vice President of the Company.  No other officer had a salary and bonus during the fiscal year ended December 31, 2002 that exceeded $100,000.00 for services rendered in all capacities to the Company and the Bank.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Awards		Payouts

(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)
Name and Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/SARS(#)	LTIP Payouts	All Other Compensation

David H. Gill,	2002	191,200	43,228	62,683	(1)	—	—	—	—
CEO	2001	181,200	46,143	60,970	(1)	—	—	—	—
	2000	171,200	46,868	56,868	(1)	—	—	—	—
William C. Strom,	2002	145,360	32,851	26,278	(2)	—	—	—	—
Executive	2001	138,300	35,618	25,104	(2)	—	—	—	—
Vice President	2000	130,800	36,537	24,090	(2)	—	—	—	—

(1)

Includes directors fees of $25,800 in 2002, $25,800 in 2001, and $23,100 in 2000.  Also includes liability incurred by the Company for the Employee’s Salary Continuation Plan in the amounts of $18,769, $18,006, and $17,554 for the years 2002, 2001, and 2000, respectively.

(2)	Includes liability incurred by the Company for the Employee’s Salary Continuation Plan in the amounts of $12,513, $12,004, and $11,702, for the years 2000, 2001, and 2000, respectively.

          The Company has entered into deferred compensation and salary continuation agreements with David H. Gill and William C. Strom which provide for full vesting of the benefits under the agreements in the event of a change in control of the Company or the Bank.

Compensation Committee Interlocks and Insider Participation

          Executive compensation is recommended to the full board by the Company’s Compensation Committee, which in 2001 consisted of Mary Lynn E. Lambert, Chairperson, G. R. Foster, III, H. K. Elliott, Jr., Edwin C. Kelley, Jr., and Robert O. Linch.  None of those individuals was, during the fiscal year, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries, or had any other relationship requiring disclosure by the Company pursuant to the provisions of  Regulation S-K, Item 404.  No executive officer of any other entity served on the Company’s Compensation Committee.

          The Compensation Committee meets in the fall of each fiscal year to establish performance goals for the Company, including profit growth, loan and deposit growth, and loan-to-deposit ratio growth.  The performance of the Bank as measured by those goals in the ensuing year is a factor given considerable weight by the Compensation Committee in recommending compensation of executive officers for the following fiscal year, including salary and bonuses.  For example, the compensation of the executive officers of the Bank for the fiscal year 2002 is based in large measure on the extent to which the Bank met or exceeded the performance goals established by the Compensation Committee for fiscal year 2001.  A formula is not used to calculate the relative weight of the performance factors in establishing either base salary or bonus, but the overall value of the Company from year to year is given significant objective weight.

          In setting the compensation of David H. Gill, the Company’s President and Chief Executive Officer, for the fiscal year 2002, the Compensation Committee considered that for the fiscal year ended December 31, 2001, the per share earnings of the Company were $1.11, compared to $1.00 for 2000, and that loans during that period of time increased by over $34 million, or 12.75%.  Return on average shareholder’s equity for 2001 was 20.50%, and return on average assets rose to 1.69% from 2000’s level of 1.66%.  The Board of Directors of the Company did not modify or reject any recommendations made in 2002 by the Compensation Committee with respect to compensation decisions.

          Set forth below is a line graph comparing the percentage change in the cumulative shareholder return on the Company’s Common Stock with the cumulative Total Return on the Nasdaq Stock Market (U.S. Companies) index and the SNL Southeast Bank Index.  The graph assumes $100 invested on December 31, 1996, in the Common Stock of the Company and in each of the two indexes.  The comparison assumes that all dividends are reinvested.

	Period Ending

Index	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02

Henry County Bancshares, Inc.	100.00	163.07	199.47	208.25	228.07	244.92
NASDAQ - Total US*	100.00	140.99	261.48	157.42	124.89	86.33
SNL Southeast Bank Index	100.00	106.46	83.77	84.12	104.79	115.76

* Source: CRSP, Center for Research in Security Prices, Graduate School of Business.  The University of Chicago 2003. Used with permission.  All rights reserved. crsp.com.

SNL Financial LC ©2003	(434) 977-1600

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of December 31, 2002, persons or groups who are known by the Company to own more than five percent (5%) of the Company’s common stock and, as of December 31, 2002, common stock ownership by directors and executive officers of the Company.  Other than as noted below, management knows of no other person or group that owns more than five percent (5%) of the outstanding shares of common stock of the Company.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENT OF SHARES OF COMMON STOCK OUTSTANDING

Hans M. Broder 35 Gabrielle Court Stockbridge, GA 30281	228,101 Shares	3.19%
Paul J. Cates, Jr. 863 McGarity Road McDonough, GA 30252	20,668 Shares	(2)
H. K. Elliott, Jr. 2865 Camp Branch Road Buford, Georgia 30519	87,576 Shares	1.22%
G. R. Foster, III 1000 Turner Church Road McDonough, GA 30252	10,083 Shares	(2)
David H. Gill 109 Magnolia Place Stockbridge, GA 30281	34,373 Shares	(2)
Edwin C. Kelley, Jr. 205 St. Andrews Court McDonough, GA 30253	19,752 Shares	(2)
Mary Lynn E. Lambert 1409 Highway 42 S McDonough, GA 30252	35,294 Shares	(2)
Robert O. Linch 230 Darwish Drive McDonough, GA 30253	450,112 Shares	6.29%

William C. Strom 156 Cotton Creek Drive McDonough, GA 30252	5,903 Shares	(2)
Ronald M. Turpin 661 Fairview Road Stockbridge, GA 30281	30,118 Shares	(2)
James C. Waggoner 268 Butlers Bridge Drive McDonough, GA 30252	13,305 Shares	(2)
All directors and officers as a group (11 persons)	935,285 Shares	13.06%

(1)

Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power.

(2)	Less than 1% of the common stock outstanding.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENT OF SHARES OF COMMON STOCK OUTSTANDING

William R. Smith	410,848 Shares	5.74%
Revocable Trust
262 N. Bethany Road
McDonough, GA 30252

(1)

Includes shares of common stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	None	—	—
Equity compensation plans not approved by security holders	None	—	—
Total	None	—	—

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Bank has followed a policy of granting various types of loans to executive officers and directors and to entities with which they are affiliated.  The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank’s other customers, and do not involve more than the normal risk of collectibility, or present other unfavorable features.  As of March 6, 2003 directors and executive officers of the Company and entities with which they are affiliated were indebted to the Bank in the aggregate amount of $1,166,009.  Also, in the construction of the McDonough, Georgia branch, Ray Lambert, the spouse of Director Mary L. Lambert, was hired and paid as a subcontractor by the general contractor hired by the Company.  In addition, the Bank sold a parcel of land adjacent to the Bank’s Highway 155 branch to Director James C. Waggoner.  Otherwise, neither the Company nor the Bank has during the last two (2) years entered into, nor is there proposed, any transaction in which any director, executive officer, director nominee, or principal shareholder, or any member of their immediate family, had a direct or indirect material interest.

Item 14.	CONTROLS AND PROCEDURES

          After evaluating the Company’s disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Act”) is recorded, processed, summarized and reported within the time period specified by the Act, the Chief Executive Officer, H. David Gill, and Chief Financial and Accounting Officer, Debbie Walker, have concluded that the Company’s controls are effective in accumulating and communicating the information to the Company’s management as appropriate to allow timely decisions regarding disclosures.  This evaluation was conducted on March 6, 2003, within 90 days of the filing date of this report.  In addition, there have been no significant changes in the Company’s internal controls or other factors that could significantly effect these controls subsequent to the date of Mr. Gill’s and Ms. Walker’s evaluations, and there have been no corrective actions with regard to significant deficiencies or material weaknesses.

Part IV

Item 15.	FINANCIAL STATEMENTS AND EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits included herein:

                      The consolidated statements of financial conditions of Henry County Bancshares, Inc. and its subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002, together with the related notes and the independent auditor’s report of Mauldin & Jenkins, LLC, independent accountants.

3

(i) Articles of Incorporation of Henry County Bancshares, Inc. (incorporated by reference to Exhibit 3(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002).

3	(ii) Articles of Correction dated June 24, 1982 (incorporated by reference to Exhibit 3(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002).

3	(iii) Articles of Amendment dated May 27, 1997 (incorporated by reference to Exhibit 3(iii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002).

3	(iv) Articles of Amendment dated September 16, 1997 (incorporated by reference to Exhibit 3(iv) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002).

3

(v) Bylaws of Henry County Bancshares, Inc. dated May 2, 1983 (incorporated by reference to Exhibit 3(v) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002).

3

(vi) Amendment to Bylaws of Henry County Bancshares, Inc. dated December 12, 1996 (incorporated by reference to Exhibit 3(vi) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002).

10

(i) Participation Agreement - Executive Salary Continuation Plan - David H. Gill (incorporated by reference to Exhibit 10(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002).

(ii) Participation Agreement - Executive Salary Continuation Plan - William C. Strom (incorporated by reference to Exhibit 10(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002).

11	Statement of Computation of Net Earnings Per Share

21	Subsidiaries of the Registrant

99	Additional Exhibits

99.1	CEO and CFO Certificates

99(a)	Consolidated Financial Statements

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC.

Date: March 26, 2003	By:	/s/ DAVID H. GILL

David H. Gill
President and Chief Operating Officer

SIGNATURES

          KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Gill, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 26, 2003.

/s/ HANS M. BRODER	Director

HANS M. BRODER

/s/ PAUL J. CATES, JR.	Director

PAUL J. CATES, JR.

/s/ H. K. ELLIOTT, JR.	Director

H. K. ELLIOTT, JR.

/s/ G. R. FOSTER, III	Director

G. R. FOSTER, III

/s/ DAVID H. GILL	President, Director

DAVID H. GILL

/s/ EDWIN C. KELLEY, JR.	Director

EDWIN C. KELLEY, JR.

/s/ MARY LYNNE E. LAMBERT	Director

MARY LYNN E. LAMBERT

/s/ ROBERT O. LINCH	Director and Chairman of the Board

ROBERT O. LINCH

/s/ RONALD M. TURPIN	Director

RONALD M. TURPIN

/s/ JAMES C. WAGGONER	Director

JAMES C. WAGGONER

/s/ DEBBIE WALKER	Chief Financial and Accounting Officer

DEBBIE WALKER

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, David H. Gill, Chief Executive Officer, certify that:

1.	I have reviewed this Form 10-K of Henry County Bancshares, Inc. (the “Report”);

2.

Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	/s/ DAVID H. GILL

DAVID H. GILL
Chief Executive Officer

CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Debbie Walker, Chief Financial and Accounting Officer, certify that:

1.	I have reviewed this Form 10-K of Henry County Bancshares, Inc. (the “Report”);

2.

Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	/s/ DEBBIE WALKER

DEBBIE WALKER
Chief Financial and Accounting Officer

EXHIBIT INDEX

3

(i) Articles of Incorporation of Henry County Bancshares, Inc. (incorporated by reference to Exhibit 3(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789 dated July 30, 2002.)

3	(ii) Articles of Correction dated June 24, 1982 (incorporated by reference to Exhibit 3(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3	(iii) Articles of Amendment dated May 27, 1997 (incorporated by reference to Exhibit 3(iii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3	(iv) Articles of Amendment dated September 16, 1997 (incorporated by reference to Exhibit 3(iv) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3

(v) Bylaws of Henry County Bancshares, Inc. dated May 2, 1983 (incorporated by reference to Exhibit 3(v) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3

(vi) Amendment to Bylaws of Henry County Bancshares, Inc. dated December 12, 1996 (incorporated by reference to Exhibit 3(vi) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10

(i) Participation Agreement - Executive Salary Continuation Plan - David H. Gill (incorporated by reference to Exhibit 10(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

(ii) Participation Agreement - Executive Salary Continuation Plan - William C. Strom (incorporated by reference to Exhibit 10(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

11	Statement of Computation of Net Earnings Per Share

21	Subsidiaries of the Registrant

99	Additional Exhibits

99.1	CEO and CFO Certificates

99(a)	Consolidated Financial Statements