Form 10-Q
period 2003-03-31
HENRY COUNTY BANCSHARES INC
filed 2003-05-14
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-49789

Henry County Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	58-1485511

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  May 1, 2003:  7,160,992; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002
(Unaudited)

	2003	2002

Assets
Cash and due from banks	$27,635,433	$35,459,970
Interest bearing deposits in banks	1,004,034	1,148,764
Federal funds sold	4,400,000	22,300,000
Securities available-for-sale, at fair value	55,561,527	62,088,707
Securities held-to-maturity, at cost, (fair value 2003 867,000; 2002 $938,000)	866,770	899,208
Restricted equity securities, at cost	1,483,473	1,483,473
Loans held for sale	2,704,751	5,796,885
Loans	369,659,200	350,276,958
Less allowance for loan losses	3,988,459	3,827,270

Loans, net	365,670,741	346,449,688
Premises and equipment	8,483,838	8,571,401
Other assets	5,396,530	4,954,606

Total assets	$473,207,097	$489,152,702

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$79,332,459	$81,412,273
Interest-bearing	327,678,752	338,737,025

Total deposits	407,011,211	420,149,298
Other borrowings	15,180,141	20,287,289
Other liabilities	3,168,133	2,048,139

Total liabilities	425,359,485	442,484,726

Commitments and contingencies
Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,066 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	29,882,142	28,647,251
Accumulated other comprehensive income	526,662	581,917
Treasury stock, 76,074 shares	(1,393,416)	(1,393,416)

Total stockholders’ equity	47,847,612	46,667,976

Total liabilities and stockholders’ equity	$473,207,097	$489,152,702

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income
Loans	$5,731,713	$5,661,452
Taxable securities	416,235	1,081,480
Nontaxable securities	123,463	199,461
Deposits in banks	6,877	36,031
Federal funds sold	46,950	78,281

Total interest income	6,325,238	7,056,705

Interest expense
Deposits	2,195,760	2,776,845
Other borrowings	201,128	260,021

Total interest expense	2,396,888	3,036,866

Net interest income	3,928,350	4,019,839
Provision for loan losses	150,000	150,000

Net interest income after provision for loan losses	3,778,350	3,869,839

Other operating income
Service charges on deposit accounts	593,429	476,259
Other service charges and fees	210,893	151,701
Mortgage banking income	629,263	456,837

Total other income	1,433,585	1,084,797

Other expenses
Salaries and employee benefits	1,487,072	1,387,428
Occupancy and equipment expenses	366,592	341,133
Other operating expenses	538,804	472,817

Total other expenses	2,392,468	2,201,378

Income before income taxes	2,819,467	2,753,258

Income tax expense	1,011,697	1,011,916

Net income	1,807,770	1,741,342

Other comprehensive loss:
Unrealized losses on securities available-for-sale, net of tax	(55,255)	(153,559)

Comprehensive income	$1,752,515	$1,587,783

Earnings per share (weighted average shares outstanding- 7,160,992 and 7,163,496)	$0.25	$0.24

Cash dividends per share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$1,807,770	$1,741,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,215	142,167
Net decrease in loans held for sale	3,092,134	1,052,858
Provision for loan losses	150,000	150,000
Increase in interest receivable	(62,936)	(33,454)
Decrease in interest payable	(70,430)	(138,546)
Net other operating activities	839,900	1,773,411

Net cash provided by operating activities	5,887,653	4,687,778

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(10,910,836)	(11,271,890)
Proceeds from maturities of securities available-for-sale	17,354,297	17,517,666
Proceeds from maturities of securities held-to-maturity	32,438	1,051,710
Net decrease in federal funds sold	17,900,000	43,800,000
Net decrease in interest-bearing deposits in banks	144,730	649,662
Net increase in loans	(19,371,053)	(19,347,215)
Purchase of premises and equipment	(43,652)	(576,466)

Net cash provided by investing activities	5,105,924	31,823,467

FINANCING ACTIVITIES
Net decrease in deposits	(13,138,087)	(39,583,690)
Net proceeds from (repayments of) from other borrowings	(5,107,148)	3,118,210
Dividends paid	(572,879)	(572,879)
Purchase of treasury stock	—	(312,442)

Net cash used in financing activities	(18,818,114)	(37,350,801)

Net decrease in cash and due from banks	(7,824,537)	(839,556)
Cash and due from banks, beginning of period	35,459,970	26,204,385

Cash and due from banks, end of period	$27,635,433	$25,364,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,467,318	$3,175,412
Income taxes	$120,607	$92,164

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

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: commercial banking and mortgage loan origination.  The commercial banking segment provides traditional banking services offered through the Bank.  The mortgage loan origination segment provides mortgage loan origination services offered through First Metro.

The accounting policies of the segments are the same as those described in the footnotes to the December 31, 2002 consolidated financial statements as filed in our annual report on Form 10-K.  The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services.  They are managed separately because each segment has different types and levels of credit and interest rate risk.

	INDUSTRY SEGMENTS

For the Three Months Ended March 31, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$6,367,128	$3,298	$—	$(45,188)	$6,325,238
Interest expense	2,397,075	45,001	—	(45,188)	2,396,888
Net interest income (expense)	3,970,053	(41,703)	—	—	3,298,350
Intersegment net interest income (expense)	45,188	(45,188)	—	—	—
Other revenue from external sources	801,172	629,263	3,150	—	1,433,585
Intersegment other revenues	14,650	(14,650)	—	—	—
Depreciation	128,700	244	2,271	—	131,215
Provision for loan losses	150,000	—	—	—	150,000
Segment profit	2,636,752	216,654	(33,939)	—	2,819,467
Segment assets	473,018,742	3,708,535	244,554	(3,764,734)	473,207,907
Expenditures for premises and equipment	43,652	—	—	—	43,652

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS

For the Three Months Ended March 31, 2002	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$7,088,117	$2,575	$—	$(33,987)	$7,056,705
Interest expense	3,039,441	31,412	—	(33,987)	3,036,866
Net interest income (expense)	4,048,676	(28,837)	—	—	4,019,839
Intersegment net interest income (expense)	28,837	(28,837)	—	—	—
Other revenue from external sources	627,960	456,837	—	—	1,084,797
Intersegment other revenues	10,750	(13,750)	3,000	—	—
Depreciation	139,395	501	2,271	—	142,167
Provision for loan losses	150,000	—	—	—	150,000
Segment profit	2,701,113	83,986	(31,841)	—	2,753,258
Segment assets	461,257,789	1,249,748	295,006	(1,345,568)	461,456,975
Expenditures for premises and equipment	576,466	—	—	—	576,466

NOTE 3.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Henry County Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future.  Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed in our annual report on Form 10-K.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 16.48% at March 31, 2003 was considered satisfactory.

At March 31, 2003, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement

	Consolidated	Bank

Leverage capital ratios	10.08%	9.85%	4.00%
Risk-based capital ratios:
Core capital	11.81	11.55	4.00
Total capital	12.81	12.54	8.00

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

March 31 2003

Commitments to extend credit	$74,661,032
Letters of credit	4,389,651

$79,050,683

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2003	December 31, 2002

	(Dollars in Thousands)
Cash and due from banks	$27,635	$35,460
Interest-bearing deposits in banks	1,004	1,149
Federal funds sold	4,400	22,300
Securities	57,912	64,471
Loans, net	365,671	346,450
Loans held for sale	2,705	5,797
Premises and equipment	8,484	8,571
Other assets	5,396	4,955

	$473,207	$489,153

Total deposits	$407,011	$420,150
Other borrowings	15,180	20,287
Other liabilities	3,168	2,048
Stockholders’ equity	47,848	46,668

	$473,207	$489,153

Our assets decreased by 3.26% in the first quarter of 2003.  A $29.5 million decrease in public deposits was the primary reason total deposits decreased by $13.1million.  The decrease in deposits was matched by a decrease in federal funds sold, where these funds were temporarily invested. Proceeds from maturing securities and the remainder of the decrease in federal funds sold funded loan growth of $19.4 million.  Our loan to deposit ratio has increased to 90% at March 31, 2003 from 83% at December 31, 2002 due to loan growth and the decrease in deposits.  We anticipate the increased utilization of advances from Federal Home Loan to assist in funding loan growth. Our total equity has increased by $1,180,000 year-to-date as net income of $1.8 million was offset by dividends paid of $573,000 and decreased unrealized gains on securities available for sale, net of tax, of $55,000.

Results of Operations For The Three Months Ended March 31, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,

	2003	2002

	(Dollars in Thousands)
Interest income	$6,325	$7,057
Interest expense	2,397	3,037

Net interest income	3,928	4,020
Provision for loan losses	150	150
Other income	1,434	1,085
Other expense	2,392	2,202

Pretax income	2,820	2,753
Income taxes	1,012	1,012

Net income	$1,808	$1,741

Our net interest income has decreased by $92,000 in the first quarter of 2003 as compared to the same period in 2002.  Our net yield on average interest-earning assets decreased to 3.64% in the first quarter of 2003 as compared to 3.65% for the first quarter of 2002 and 3.73% for the entire year of 2002.  The decrease in net interest income and net yield is due primarily to the yields earned on loans that have decreased to 6.42% in the first quarter of 2003 as compared to 7.15% in the first quarter of 2002.  The cost of funds has decreased as well, decreasing to 2.82% in the first quarter of 2003 as compared to 3.41% in the first quarter of 2002.

The provision for loan losses amounted to $150,000 for the first quarters of 2003 and 2002 as net charge-offs were minimal.  The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio.  The allowance for loan losses as a percentage of total loans was 1.08% at March 31, 2003 as compared to 1.10% at December 31, 2002.  The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2003 and 2002 is as follows:

	March 31,

	2003	2002

	(Dollars in Thousands)
Nonaccrual loans	$193	$305
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,519	771
Restructured loans	0	0
Potential problem loans	386	438
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	24	5
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,

	2003	2002

	(Dollars in Thousands)
Average amount of loans outstanding	$357,330	$316,528

Balance of allowance for loan losses at beginning of period	$3,827	$3,377

Loans charged off
Real estate	—	—
Commercial	—	—
Consumer installment	(22)	(3)

	(22)	(3)

Loans recovered
Real estate	—	—
Commercial	—	—
Consumer installment	33	4

	33	4

Net (charge-offs)/ recoveries	11	1

Additions to allowance charged to operating expense during period	150	150

Balance of allowance for loan losses at end of period	$3,988	$3,528

Ratio of net loans charged off during the period to average loans outstanding	—%	—%

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

Other income has increased in the first quarter of 2003 as compared to the same period in 2002 by $349,000 due primarily to increased mortgage banking income of $173,000 and increased service charges on deposit accounts of $117,000.

Other expenses increased in the first quarter of 2003 as compared to the same period in 2002 by $190,000 due to increased salaries and employee benefits of $99,000, occupancy and equipment expenses of $25,000, and other operating expenses of $66,000.

We have provided for income taxes at an effective tax rate of 36% for the first quarter of 2003 as compared to 37% for the first quarter of 2002.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The March model reflects an increase of 20% in net interest income and a 10% increase in market value equity for a 200 basis point increase in rates. The same model shows a 14% decrease in net interest income and a 12% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

ITEM 4.	Controls and Procedures

Within 90 days prior to the date of filing this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the report we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings.  In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our system evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	(a)	The annual meeting of the stockholders of the Company was held on April 16, 2003.

	(b)	The following directors were elected at the meeting to serve for a one-year term.

Hans M. Broder, Jr.
Paul J. Cates, Jr.
H.K. Elliott, Jr.
G.R. Foster, III
David H. Gill
Mary Lynn Lambert
Edwin C. Kelley, Jr.
Robert O. Linch
Ronald M. Turpin
James C. Waggoner

The shares represented at the meeting (4,101,471 or 57.28%) voted as follows: 4,100,759 voted unanimously for the election of the directors; 712 shares withheld authority.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: May 14, 2003	BY:	/s/ DAVID H. GILL

David H. Gill, President and C.E.O. (Principal Executive Officer)

DATE: May 14, 2003	BY:	/s/ DEBBIE WALKER

Debbie Walker, Senior Vice President (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David H. Gill, President and C.E.O., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Henry County Bancshares, Inc.

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

Date:  May 14, 2003

/s/ DAVID H. GILL

David H. Gill, President and C.E.O. (Principal Executive Officer)

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

Date:  May 14, 2003

/s/ DEBBIE WALKER

Debbie Walker, Senior Vice President (Principal Financial and Accounting Officer)