Form 10-Q
period 2003-06-30
HENRY COUNTY BANCSHARES INC
filed 2003-08-12
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2003: 7,160,992; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

SIGNATURES	18

PART I - FINANCIAL INFORMATION
FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	2003	2002

Assets
Cash and due from banks	$26,247,448	$35,459,970
Interest bearing deposits in banks	791,881	1,148,764
Federal funds sold	36,200,000	22,300,000
Securities available-for-sale, at fair value	49,600,749	62,088,707
Securities held-to-maturity, at cost, (fair value 2003 $754,000; 2002 $938,000)	719,396	899,208
Restricted equity securities, at cost	983,473	1,483,473
Loans held for sale	1,177,936	5,796,885
Loans	376,192,560	350,276,958
Less allowance for loan losses	4,102,392	3,827,270

Loans, net	372,090,168	346,449,688
Premises and equipment	8,475,191	8,571,401
Other assets	5,071,677	4,954,606

Total assets	$501,357,919	$489,152,702

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$82,719,388	$81,412,273
Interest-bearing	345,518,931	338,737,025

Total deposits	428,238,319	420,149,298
Other borrowings	21,709,580	20,287,289
Other liabilities	2,337,668	2,048,139

Total liabilities	452,285,567	442,484,726

Commitments and contingencies
Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	31,144,201	28,647,251
Accumulated other comprehensive income	489,343	581,917
Treasury stock	(1,393,416)	(1,393,416)

Total stockholders’ equity	49,072,352	46,667,976

Total liabilities and stockholders’ equity	$501,357,919	$489,152,702

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income
Loans	$5,983,453	$5,788,360	$11,715,166	$11,449,812
Taxable securities	299,222	923,718	715,457	2,005,198
Nontaxable securities	110,307	187,355	233,770	386,816
Deposits in banks	6,648	30,963	13,525	66,994
Federal funds sold	41,647	60,327	88,597	138,608

Total interest income	6,441,277	6,990,723	12,766,515	14,047,428

Interest expense
Deposits	2,161,002	2,530,074	4,356,762	5,306,919
Other borrowings	229,300	335,928	430,428	595,949

Total interest expense	2,390,302	2,866,002	4,787,190	5,902,868

Net interest income	4,050,975	4,124,721	7,979,325	8,144,560
Provision for loan losses	150,500	152,000	300,500	302,000

Net interest income after provision for loan losses	3,900,475	3,972,721	7,678,825	7,842,560

Other operating income
Service charges on deposit accounts	535,420	542,156	1,128,849	1,018,415
Other service charges and fees	253,841	185,520	464,734	337,221
Mortgage banking income	646,345	300,613	1,275,608	757,450
Gains on sales of securities	—	35,278	—	35,278

Total other income	1,435,606	1,063,567	2,869,191	2,148,364

Other expenses
Salaries and employee benefits	1,490,391	1,356,041	2,977,463	2,743,469
Occupancy and equipment expenses	365,673	365,974	732,265	707,107
Other operating expenses	554,226	529,764	1,093,030	1,002,581

Total other expenses	2,410,290	2,251,779	4,802,758	4,453,157

Income before income taxes	2,925,791	2,784,509	5,745,258	5,537,767
Income tax expense	1,090,854	1,004,281	2,102,551	2,016,197

Net income	1,834,937	1,780,228	3,642,707	3,521,570

Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale, net of tax	(37,319)	582,222	(92,574)	428,663

Comprehensive income	$1,797,618	$2,362,450	$3,550,133	$3,950,233

Earnings per share	$0.26	$0.25	$0.51	$0.49

Weighted average shares outstanding	7,160,992	7,160,992	7,160,992	7,162,237

Cash dividends per share	$0.08	$0.08	$0.16	$0.16

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$3,642,707	$3,521,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	248,161	292,134
Gain on sale of securities available for sale	—	(35,278)
Net decrease in loans held for sale	4,618,949	704,678
Provision for loan losses	300,500	302,000
(Increase) decrease in interest receivable	(73,400)	147,825
Decrease in interest payable	(120,579)	(75,939)
Net other operating activities	414,128	1,060,077

Net cash provided by operating activities	9,030,466	5,917,067

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(7,586,800)	(12,271,890)
Proceeds from sales of securities available-for-sale	—	10,636,562
Proceeds from maturities of securities available-for-sale	19,934,495	26,756,490
Proceeds from maturities of securities held-to-maturity	179,812	1,144,701
Purchase (sales) of restricted equity securities	500,000	(169,000)
Net (increase) decrease in federal funds sold	(13,900,000)	14,800,000
Net decrease in interest-bearing deposits in banks	356,883	2,223,051
Net increase in loans	(25,940,980)	(36,217,708)
Purchase of premises and equipment	(151,951)	(1,254,055)

Net cash provided by (used in) investing activities	(26,608,541)	5,648,151

FINANCING ACTIVITIES
Net increase (decrease) in deposits	8,089,021	(26,486,429)
Net proceeds from other borrowings	1,422,291	15,199,754
Dividends paid	(1,145,759)	(1,145,757)
Purchase of treasury stock	—	(312,442)

Net cash provided by (used in) financing activities	8,365,553	(12,744,874)

Net decrease in cash and due from banks	(9,212,522)	(1,179,656)
Cash and due from banks, beginning of period	35,459,970	26,204,385

Cash and due from banks, end of period	$26,247,448	$25,024,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,907,769	$5,978,807
Income taxes	$2,248,607	$2,084,164

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

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

	INDUSTRY SEGMENTS

For the Six Months Ended June 30, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$12,840,331	$6,621	$—	$(80,437)	$12,766,515
Interest expense	4,787,385	80,242	—	(80,437)	4,787,190
Net interest income (expense)	8,052,946	(73,621)	—	—	7,979,325
Intersegment net interest income (expense)	80,437	(80,437)	—	—	—
Other revenue from external sources	1,587,283	1,275,608	6,300	—	2,869,191
Intersegment other revenues	29,300	(29,300)	—	—	—
Depreciation	242,400	1,219	4,542	—	248,161
Provision for loan losses	300,500	—	—	—	300,500
Segment profit	5,440,674	385,663	(81,079)	—	5,745,258
Segment assets	501,167,427	2,377,760	222,413	(2,409,681)	501,357,919
Expenditures for premises and equipment	146,834	5,117			151,951

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS

For the Six Months Ended June 30, 2002	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$14,091,700	$2,575	$—	$(46,847)	$14,047,428
Interest expense	5,905,443	44,272	—	(46,847)	5,902,868
Net interest income (expense)	8,186,257	(41,697)	—	—	8,144,560
Intersegment net interest income (expense)	41,697	(41,697)	—	—	—
Other revenue from external sources	1,390,914	757,450	—	—	2,148,364
Intersegment other revenues	27,500	(27,500)	—	—	—
Depreciation	286,590	1,002	4,542	—	292,134
Provision for loan losses	302,000	—	—	—	302,000
Segment profit	5,506,568	112,110	(80,911)	—	5,537,767
Segment assets	487,575,559	1,621,059	270,936	(1,695,581)	487,771,973
Expenditures for premises and equipment	1,254,055	—	—	—	1,254,055

	INDUSTRY SEGMENTS

For the Three Months Ended June 30, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$6,473,203	$3,323	$—	$(35,249)	$6,441,277
Interest expense	2,390,310	35,241	—	(35,249)	2,390,302
Net interest income (expense)	4,082,893	(31,918)	—	—	4,050,975
Intersegment net interest income (expense)	35,249	(35,249)	—	—	—
Other revenue from external sources	786,111	646,345	3,150	—	1,435,606
Intersegment other revenues	14,650	(14,650)	—	—	—
Depreciation	113,700	975	2,271	—	116,946
Provision for loan losses	150,500	—	—	—	150,500
Segment profit	2,803,922	169,009	(47,140)	—	2,925,791
Expenditures for premises and equipment	103,182	5,117			108,299

	INDUSTRY SEGMENTS

For the Three Months Ended June 30, 2002	Commercial Banking	Mortgage	All Other	Eliminations	Total

Interest income	$7,003,583	$—	$—	$(12,860)	$6,990,723
Interest expense	2,866,002	12,860	—	(12,860)	2,866,002
Net interest income (expense)	4,137,581	(12,860)	—	—	4,124,721
Intersegment net interest income (expense)	12,860	(12,860)	—	—	—
Other revenue from external sources	762,954	300,613	—	—	1,063,567
Intersegment other revenues	13,750	(13,750)	—	—	—
Depreciation	147,195	501	2,271	—	149,967
Provision for loan losses	152,000	—	—	—	152,000
Segment profit	2,805,455	28,124	(49,070)	—	2,784,509
Expenditures for premises and equipment	677,589	—	—	—	677,589

NOTE 3.	CURRENT ACCOUNTING DEVELOPMENTS

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 21.44% at June 30, 2003 was considered satisfactory.

At June 30, 2003, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement

	Consolidated	Bank

Leverage capital ratios	10.09%	9.84%	4.00%
Risk-based capital ratios:
Core capital	12.02	11.72	4.00
Total capital	13.03	12.74	8.00

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

June 30, 2003

Commitments to extend credit	$78,866,000
Letters of credit	4,775,000

$83,641,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2003	December 31, 2002

	(Dollars in Thousands)

Cash and due from banks	$26,247	$35,460
Interest-bearing deposits in banks	792	1,149
Federal funds sold	36,200	22,300
Securities	51,304	64,471
Loans, net	372,090	346,450
Loans held for sale	1,178	5,797
Premises and equipment	8,475	8,571
Other assets	5,072	4,955

	$501,358	$489,153

Total deposits	$428,238	$420,150
Other borrowings	21,710	20,287
Other liabilities	2,338	2,048
Stockholders’ equity	49,072	46,668

	$501,358	$489,153

Our assets increased by 2.50% for the first six months of 2003. Total loans increased $25.6 million, or 7.40% for the first six months of 2003. Proceeds from sales and maturities of securities, as well as increases in non-public deposit growth has funded our growth in loans. Non-public deposits have increased approximately $31.9 million during the first six months of 2003, offset by decreases in public deposits of approximately $23.8 million, to yield net growth in core deposits of $8.1 million, or 1.92%. Our loan to deposit ratio has increased to 87% at June 30, 2003 from 83% at December 31, 2002. Our total equity has increased by $2.4 million year-to-date as net income of $3.6 million was offset by increased unrealized losses on securities available-for-sale, net of tax, of $93,000 and by dividends paid of $1.1 million.

Results of Operations For The Three and Six Months Ended June 30, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,

	2003	2002

	(Dollars in Thousands)

Interest income	$6,441	$6,991
Interest expense	2,390	2,866

Net interest income	4,051	4,125
Provision for loan losses	150	152
Other income	1,435	1,063
Other expense	2,410	2,252

Pretax income	2,926	2,784
Income taxes	1,091	1,004

Net income	$1,835	$1,780

	Six Months Ended June 30,

	2003	2002

	(Dollars in Thousands)

Interest income	$12,766	$14,048
Interest expense	4,787	5,903

Net interest income	7,979	8,145
Provision for loan losses	300	302
Other income	2,869	2,148
Other expense	4,803	4,453

Pretax income	5,745	5,538
Income taxes	2,102	2,016

Net income	$3,643	$3,522

Our net interest income decreased by $74,000 and $166,000 in the second quarter and first six months of 2003, respectively as compared to the same periods in 2002. Our net yield on average interest-earning assets decreased to 3.64% in the first six months of 2003 as compared to 3.69% in the first six months of 2002 and 3.73% for the entire year of 2002. The decrease in year-to-date net interest income and net yield is due primarily to the yields earned on loans that have decreased to 6.38% in the first six months of 2002 as compared to 7.05% in the first six months of 2002. The cost of funds has decreased as well, decreasing to 2.77% in the first six months of 2003 as compared to 3.30% in the first six months of 2002.

The provision for loan losses amounted to $150,000 and $300,000 for the second quarter and first six months of 2003, respectively, as net charge-offs remain minimal The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.09% at June 30, 2003 as compared to 1.10% at December 31, 2002. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2003 and 2002 is as follows:

	June 30,

	2003	2002

	(Dollars in Thousands)

Nonaccrual loans	$197	$225
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,358	421
Restructured loans	0	0
Potential problem loans	449	2,647
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	28	10
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through June 30, 2003 and 2002 is as follows:

	Six Months Ended June 30,

	2003	2002

	(Dollars in Thousands)

Average amount of loans outstanding	$370,087	$324,978

Balance of allowance for loan losses at beginning of period	$3,827	$3,377

Loans charged off
Real estate	(20)	—
Commercial	—	—
Consumer installment	(39)	(40)

	(59)	(40)

Loans recovered
Real estate	—	—
Commercial	—	—
Consumer installment	34	20

	34	20

Net (charge-offs)/ recoveries	(25)	(20)

Additions to allowance charged to operating expense during period	300	302

Balance of allowance for loan losses at end of period	$4,102	$3,659

Ratio of net loans charged off during the period to average loans outstanding	.01%	.01%

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

Other income increased by $372,000 and $721,000 in the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. The year-to-date increases are due to increased mortgage banking income of $518,000 and increased service charges on deposit accounts of $110,000.

Other expenses have remained fairly stable as indicated by an increase of $158,000 in the second quarter of 2003 and an increase of $350,000 for the first six months of 2003 as compared to the same periods in 2002. Other expenses have increased during the first six months of 2003 compared to 2002 as a result of increased salaries and employee benefits of $234,000, increased equipment and occupancy expense of $25,000 and increased other operating expenses of $91,000. These increases are primarily a result of continued growth as well as the opening of a new branch office in March of 2002. The number of full time equivalent employees at June 30, 2003 was 147 compared to 140 full time equivalent employees at June 30, 2002.

We have provided for income taxes at an effective tax rate of 36% for the first six months of 2003 and 2002.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The second quarter model reflects an increase of 23% in net interest income and a 14% increase in market value equity for a 200 basis point increase in rates. The same model shows a 4% decrease in net interest income and a 13% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

II - OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC. (Registrant)
DATE: August 11, 2003	By:	/s/ DAVID H. GILL

David H. Gill, President and C.E.O (Principal Executive Officer)

DATE: August 11, 2003	By:	/s/ THOMAS L. REDDING

Thomas L. Redding, C.F.O. (Principal Financial and Accounting Officer)