Form 10-Q
period 2003-09-30
HENRY COUNTY BANCSHARES INC
filed 2003-11-10
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 5, 2003: 7,160,992; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

	2003	2002
Assets
Cash and due from banks	$20,463,164	$35,459,970
Interest bearing deposits in banks	895,948	1,148,764
Federal funds sold	26,200,000	22,300,000
Securities available-for-sale, at fair value	60,614,316	62,088,707
Securities held-to-maturity, at cost, (fair value 2003 $629,000; 2002 $938,000)	601,188	899,208
Restricted equity securities, at cost	983,473	1,483,473
Loans held for sale	1,122,218	5,796,885
Loans	376,738,500	350,276,958
Less allowance for loan losses	4,175,763	3,827,270

Loans, net	372,562,737	346,449,688
Premises and equipment	8,683,053	8,571,401
Other assets	5,835,842	4,954,606

Total assets	$497,961,939	$489,152,702

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$87,587,252	$81,412,273
Interest-bearing	337,389,292	338,737,025

Total deposits	424,976,544	420,149,298
Other borrowings	20,263,475	20,287,289
Other liabilities	2,605,318	2,048,139

Total liabilities	447,845,337	442,484,726

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	32,344,782	28,647,251
Accumulated other comprehensive income	333,012	581,917
Treasury stock	(1,393,416)	(1,393,416)

Total stockholders’ equity	50,116,602	46,667,976

Total liabilities and stockholders’ equity	$497,961,939	$489,152,702

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans	$5,890,737	$5,801,428	$17,605,903	$17,251,240
Taxable securities	273,879	658,329	989,336	2,663,527
Nontaxable securities	110,601	167,561	344,371	554,377
Deposits in banks	5,359	19,564	18,884	86,558
Federal funds sold	70,960	83,942	159,557	222,550

Total interest income	6,351,536	6,730,824	19,118,051	20,778,252

Interest expense
Deposits	2,096,119	2,435,955	6,452,881	7,742,874
Other borrowings	260,444	262,673	690,872	858,622

Total interest expense	2,356,563	2,698,628	7,143,753	8,601,496

Net interest income	3,994,973	4,032,196	11,974,298	12,176,756
Provision for loan losses	100,000	153,000	400,500	455,000

Net interest income after provision for loan losses	3,894,973	3,879,196	11,573,798	11,721,756

Other operating income
Service charges on deposit accounts	608,848	555,081	1,737,697	1,573,496
Other service charges and fees	228,957	191,350	693,691	528,571
Mortgage banking income	491,851	330,901	1,767,459	1,088,351
Gains on sales of securities	—	45,481	—	80,759

Total other income	1,329,656	1,122,813	4,198,847	3,271,177

Other expenses
Salaries and employee benefits	1,526,638	1,460,442	4,504,101	4,203,911
Occupancy and equipment expenses	362,613	375,369	1,094,878	1,082,476
Other operating expenses	537,443	529,234	1,630,473	1,531,815

Total other expenses	2,426,694	2,365,045	7,229,452	6,818,202

Income before income taxes	2,797,935	2,636,964	8,543,193	8,174,731
Income tax expense	1,024,474	980,546	3,127,025	2,996,743

Net income	1,773,461	1,656,418	5,416,168	5,177,988

Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale, net of tax	(156,331)	79,480	(248,905)	508,143

Comprehensive income	$1,617,130	$1,735,898	$5,167,263	$5,686,131

Earnings per share	$0.25	$0.23	$0.76	$0.72

Weighted average shares outstanding	7,160,992	7,160,992	7,160,992	7,161,818

Cash dividends per share	$0.08	$0.08	$0.24	$0.24

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net income	$5,416,168	$5,177,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	364,892	453,785
Gain on sale of securities available for sale	—	(80,759)
Net decrease (increase) in loans held for sale	4,674,667	(370,427)
Provision for loan losses	400,500	455,000
Decrease in interest receivable	107,456	110,748
Decrease in interest payable	(91,434)	(148,873)
Net other operating activities	608,145	1,352,195

Net cash provided by operating activities	11,480,394	6,949,657

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(50,728,369)	(30,615,002)
Proceeds from sales of securities available-for-sale	—	16,641,725
Proceeds from maturities of securities available-for-sale	51,825,631	37,436,289
Proceeds from maturities of securities held-to-maturity	298,020	2,179,684
Sales (purchases) of restricted equity securities	500,000	(169,000)
Net (increase) decrease in federal funds sold	(3,900,000)	31,700,000
Net decrease in interest-bearing deposits in banks	252,816	2,413,905
Net increase in loans	(26,513,549)	(35,127,195)
Purchase of premises and equipment	(476,544)	(1,798,772)
Net other investment activities	(820,000)	(129,000)

Net cash provided by (used in) investing activities	(29,561,995)	22,532,634

FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,827,246	(30,283,640)
Net (repayments of) proceeds from other borrowings	(23,814)	2,089,365
Dividends paid	(1,718,637)	(1,718,639)
Purchase of treasury stock	—	(312,442)

Net cash provided by (used in) financing activities	3,084,795	(30,225,356)

Net decrease in cash and due from banks	(14,996,806)	(743,065)
Cash and due from banks, beginning of period	35,459,970	26,204,385

Cash and due from banks, end of period	$20,463,164	$25,461,320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$7,235,187	$8,750,369
Income taxes	$3,238,607	$3,046,164

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$19,204,639	$10,672	$—	$(97,260)	$19,118,051
Interest expense	7,147,999	93,014	—	(97,260)	7,143,753
Net interest income (expense)	12,056,640	(82,342)	—	—	11,974,298
Intersegment net interest income (expense)	97,260	(97,260)	—	—	—
Other revenue from external sources	2,421,938	1,767,459	9,450	—	4,198,847
Intersegment other revenues	43,950	(43,950)		—	—
Depreciation	356,100	1,979	6,813	—	364,892
Provision for loan losses	400,500	—	—	—	400,500
Segment profit	8,174,907	478,921	(110,635)	—	8,543,193
Segment assets	497,774,479	2,421,469	192,857	(2,426,866)	497,961,939
Expenditures for premises and equipment	471,427	5,117	—	—	476,544

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2002	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$20,837,585	$7,903	$—	$(67,236)	$20,778,252
Interest expense	8,609,399	59,333	—	(67,236)	8,601,496
Net interest income (expense)	12,228,186	(51,430)	—	—	12,176,756
Intersegment net interest income (expense)	51.430	(51,430)	—	—	—
Other revenue from external sources	2,182,826	1,088,351	—	—	3,271,177
Intersegment other revenues	43,950	(43,950)	—	—	—
Depreciation	445,469	1,503	6,813	—	453,785
Provision for loan losses	455,000	—	—	—	455,000
Segment profit	8,156,061	144,675	(126,005)	—	8,174,731
Segment assets	472,047,207	2,756,480	225,842	(2,788,680)	472,240,849
Expenditures for premises and equipment	1,798,772	—	—	—	1,798,772

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,364,308	$4,051	$—	$(16,823)	$6,351,536
Interest expense	2,360,614	12,772	—	(16,823)	2,356,563
Net interest income (expense)	4,003,694	(8,721)	—	—	3,994,973
Intersegment net interest income (expense)	16,823	(16,823)	—	—	—
Other revenue from external sources	834,655	491,851	3,150	—	1,329,656
Intersegment other revenues	14,650	(14,650)		—	—
Depreciation	113,700	760	2,271	—	116,731
Provision for loan losses	100,000	—	—	—	100,000
Segment profit	2,734,233	93,258	(29,556)	—	2,797,935
Expenditures for premises and equipment	324,593	—	—	—	324,593

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2002	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,745,885	$5,328	$—	$(20,389)	$6,730,824
Interest expense	2,703,956	15,061	—	(20,389)	2,698,628
Net interest income (expense)	4,041,929	(9,733)	—	—	4,032,196
Intersegment net interest income (expense)	9,733	(9,733)	—	—	—
Other revenue from external sources	791,912	330,901	—	—	1,122,813
Intersegment other revenues	16,450	(16,450)	—	—	—
Depreciation	158,879	501	2,271	—	161,651
Provision for loan losses	153,000	—	—	—	153,000
Segment profit	2,649,493	32,565	(45,094)	—	2,636,964
Expenditures for premises and equipment	544,717	—	—	—	544,717

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 24% at September 30, 2003 was considered satisfactory.

At September 30, 2003, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	10.05%	10.02%	4.00%
Risk-based capital ratios:
Core capital	12.32	12.27	4.00
Total capital	13.35	13.30	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2003
Commitments to extend credit	$79,643,000
Letters of credit	4,563,000

$84,206,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2003	December 31, 2002
	(Dollars in Thousands)
Cash and due from banks	$20,463	$35,460
Interest-bearing deposits in banks	896	1,149
Federal funds sold	26,200	22,300
Securities	62,199	64,471
Loans, net	372,563	346,450
Loans held for sale	1,122	5,797
Premises and equipment	8,683	8,571
Other assets	5,836	4,955

	$497,962	$489,153

Total deposits	$424,977	$420,150
Other borrowings	20,263	20,287
Other liabilities	2,605	2,048
Stockholders’ equity	50,117	46,668

	$497,962	$489,153

Our assets increased by 1.80% for the first nine months of 2003. Decreases in cash and due from banks coupled with continued growth in our core deposits have funded our growth in loans. Our loan to deposit ratio has increased to 88% at September 30, 2003 from 83% at December 31, 2002. Our total equity has increased by $3.4 million year-to-date as net income of $5.4 million was offset by increased unrealized losses on securities available-for-sale, net of tax, of $249,000 and by dividends paid of $1.7 million.

We have entered into a contract to purchase land in western Henry County for approximately $400,000 to be used for future branch expansion.

Results of Operations For The Three and Nine Months Ended September 30, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2003	2002
	(Dollars in Thousands)
Interest income	$6,351	$6,731
Interest expense	2,356	2,699

Net interest income	3,995	4,032
Provision for loan losses	100	153
Other income	1,330	1,123
Other expense	2,427	2,365

Pretax income	2,798	2,637
Income taxes	1,024	981

Net income	$1,774	$1,656

	Nine Months Ended September 30,
	2003	2002
	(Dollars in Thousands)
Interest income	$19,118	$20,778
Interest expense	7,144	8,601

Net interest income	11,974	12,177
Provision for loan losses	401	455
Other income	4,199	3,271
Other expense	7,229	6,818

Pretax income	8,543	8,175
Income taxes	3,127	2,997

Net income	$5,416	$5,178

Our net interest income decreased by $37,000 and $203,000 in the in the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Our net yield on average interest-earning assets decreased to 3.60% in the first nine months of 2003 as compared to 3.70% in the first nine months of 2002 and 3.73% for the entire year of 2002. The decrease in year-to-date net interest income and net yield is due primarily to the yields earned on loans that have decreased to 6.31% in the first nine months of 2003 as compared to 6.99% in the first nine months of 2002. The cost of funds has decreased as well, decreasing to 2.73% in the first nine months of 2003 as compared to 3.24% in the first nine months of 2002.

The provision for loan losses amounted to $100,000 and $400,500 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.11% at September 30, 2003 as compared to 1.10% at December 31, 2002. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2003 and 2002 is as follows:

	September 30,
	2003	2002
	(Dollars in Thousands)
Nonaccrual loans	$755	$367
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,452	749
Restructured loans	0	0
Potential problem loans	115	607
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	39	17
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through September 30, 2003 and 2002 is as follows:

	Nine Months Ended September 30,
	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$372,115	$330,256

Balance of allowance for loan losses at beginning of period	$3,827	$3,377

Loans charged off
Real estate	(25)	(1)
Commercial	—	—
Consumer installment	(66)	(68)

	(91)	(69)

Loans recovered
Real estate	1	—
Commercial	—	—
Consumer installment	38	28

	39	28

Net (charge-offs)/ recoveries	(52)	(41)

Additions to allowance charged to operating expense during period	401	455

Balance of allowance for loan losses at end of period	$4,176	$3,791

Ratio of net loans charged off during the period to average loans outstanding	.01%	.01%

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

Other income increased by $207,000 and $928,000 in the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. The year-to-date increases are due to increased mortgage banking income of $679,000 and increased service charges on deposit accounts of $165,000.

Other expenses have remained fairly stable as indicated by an increase of $62,000 in the third quarter of 2003 and an increase of $411,000 for the first nine months of 2003 as compared to the same periods in 2002. Other expenses have increased during the first nine months of 2003 compared to 2002 as a result of increased salaries and employee benefits of $300,000, increased occupancy and equipment expense of $13,000 and increased other operating expenses of $98,000. The increase in salaries and employee benefits was due largely to increased mortgage commissions relating to increased mortgage banking income. Increases in occupancy and other operating expenses are primarily a result of continued growth.

We have provided for income taxes at an effective tax rate of 36% for the first nine months of 2003 and 2002.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The 3rd quarter model reflects an increase of 25% in net interest income and a 19% increase in market value equity for a 200 basis point increase in rates. The same model shows a 7% decrease in net interest income and a 15% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a	)	Exhibits.

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

(b	)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC. (Registrant)

Date: November 5, 2003	By:	/s/ David H. Gill

David H. Gill, President and C.E.O (Principal Executive Officer)

Date: November 5, 2003	By:	/s/ Thomas L. Redding

Thomas L. Redding, C.F.O. (Principal Financial and Accounting Officer)