Form 10-K
period 2003-12-31
HENRY COUNTY BANCSHARES INC
filed 2004-03-11
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

(Fee Required)

For the fiscal year ended December 31, 2003

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

(No Fee Required)

For the transition period from              to

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

COMMON STOCK, $2.50 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act)    Yes  ☒    No  ☐

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2003: $102,636,990 (based on the stock price of $16.50 as of that date).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

7,160,992 shares of $2.50 par value common stock as of February 8, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

The First State Bank

The Bank was chartered by the Georgia Department of Banking and Finance in 1964. The Bank operates through its main office at 4806 North Henry Boulevard, Stockbridge, Georgia, as well as five (5) full service branches located at Hudson Bridge Road in Stockbridge, East Atlanta Road in Ellenwood, John Frank Ward Boulevard in McDonough, Bill Gardner Parkway in Locust Grove and at Highway 155 in McDonough. The Bank owns two lots for the construction of future branches in Henry County at the intersection of Chambers Road and Jonesboro Road as well as Highway 81 in McDonough. The Bank owns an additional parcel of real estate adjacent to its main office location in Stockbridge, Georgia, upon which is situated a small house leased to an unaffiliated insurance company.

The Bank engages in a full service commercial and consumer banking business in its primary market area of Henry County and surrounding counties, as well as a variety of deposit services provided to its customers. The Bank offers on-line banking services to its customers. Checking, savings, money market accounts and other time deposits are the primary sources of the Bank’s funds for loans and investments. The Bank offers a full complement of lending activities, including commercial, consumer installment, real estate, home equity and second mortgage loans, with particular emphasis on short and medium term obligations. Commercial lending activities are directed principally to businesses whose demands for funds fall within the Bank’s lending limits. Consumer lending is oriented primarily to the needs of the Bank’s customers. Real estate loans include short term acquisition and construction loans. The Bank focuses primarily on residential and commercial construction loans, commercial loans secured by machinery and equipment with a developed resale market, working capital loans on a secured short term basis to established businesses in the primary service area, home equity loans of up to 80% of the current market value of the underlying real estate, residential real estate loans of up to 90% of value with adjustable rates or balloon payments due within five (5) years, and loans secured by savings accounts, other time accounts, cash value of life insurance, readily marketable stocks and bonds, or general use machinery and equipment for which a resale market has developed. The Bank makes both secured and unsecured loans to persons and entities which meet criteria established by the Bank and the executive committee. Approximately 75% of the Bank’s loan portfolio is concentrated in loans secured by real estate, most of which is located in the Bank’s primary market area. The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $8,000,000. The lending policies and procedures of the Bank are periodically reviewed and modified by the Board of Directors of the Bank in order to ensure risks are acceptable and to protect the Bank’s financial position in the market. Among other services offered are drive-up windows, night deposits, safe deposits, traveler’s checks, credit cards, cashier’s checks, notary public and other customary bank services. The Bank does not offer trust services.

The Bank maintains correspondent relationships with Wachovia Bank, Bank of America, The Bankers Bank, SunTrust Bank, Federal Home Loan Bank, and the Federal Reserve of Atlanta. These banks provide certain services to the Bank such as investing excess funds, wire transfer of funds, safekeeping of investment securities, loan participation and investment advice.

The banking business in and around Henry County, Georgia is highly competitive which includes certain major banks which have acquired formerly locally owned institutions. These banks have considerably greater resources and lending limits than the Bank. In addition to commercial banks and savings banks, the Bank competes with other financial institutions, such as credit unions, agricultural credit associations, and investment firms which provide services similar to checking accounts and commercial lending. The Bank competes with numerous institutions within the primary service areas, including local branches of Bank of America, SunTrust Bank, Wachovia, BB&T and South Trust Bank. As of December 31, 2003 the Bank held approximately 37% of the deposit accounts in the Henry County area. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

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

As of February 8, 2004 the Bank had 131 full time employees and 21 part time employees. None of the Bank’s employees are represented by a collective bargaining group. The Bank considers its relationships with its employees to be good.

A history of the Bank’s financial position for the fiscal years ended December 31, 2001, 2002 and 2003, is as follows:

	2003	Years Ended
		2002	2001
Total Assets	$515,919,324	$486,961,832	$496,185,086
Total Deposits	$429,227,931	$424,249,423	$436,663,952
Net Income	$7,505,454	$7,323,725	$7,973,090

First Metro Mortgage Co.

First Metro Mortgage Co. was formed in 1985 to provide mortgage loan origination services in the same primary market area as the Bank. Its offices are located at the Bank’s branch facility on Hudson Bridge Road in Stockbridge, Georgia. First Metro Mortgage Co. initiates long term mortgage loans but immediately sells those loans in the secondary market to investors pursuant to agreements between the investors and the company prior to funding. All loans are sold without recourse, and the Bank does not retain servicing rights or obligations with respect to those loans. First Metro Mortgage Co. realized net income of $317,435 for the 2003 fiscal year, $108,468 in the 2002 fiscal year, and $213,126 in 2001. In 2003, First Metro Mortgage Co. was merged into and became a subsidiary of The First State Bank, effective July 1, 2003.

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

As of December 31, 2003 the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 11.57% and 12.51% respectively. A more detailed analysis of the Company’s capital and comparison to regulatory requirements is included in Note 12 in the audited financial statements included herein.

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

The Gramm-Leach-Bliley Act of 1999.

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

Regulation of Subsidiary Banks.

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigns each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2003, The First State Bank met the definition of a well-capitalized institution.

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

114 John Frank Ward Boulevard, McDonough, Georgia - This site contains a 4,000 square foot single story building with ATM and drive-thru service.

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

2316 Highway 155, McDonough, Georgia - This full service banking location is a single-story facility consisting of approximately 5,500 square feet with ATM and drive-thru service.

The Bank also owns two additional parcels of land located in Henry County at the intersection of Chambers Road and Jonesboro Road and at Highway 81 in McDonough. The Bank divested of a one-acre tract of land during 2003 that was adjacent to our branch located in McDonough at Highway 155.

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

General

There is no established public trading market for the Company’s common stock. It is not traded on an exchange or in the over-the-counter market. There is no assurance that an active market will develop for the Company’s common stock in the future. Therefore, management of the Company is furnished with only limited information concerning trades of the Company’s common stock. The following table sets forth for each quarter during the most two recent fiscal years the number of shares traded and the high and low per share sales price to the extent known to management. In 2003, the Company purchased no shares of treasury stock.

YEAR 2003	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	24,307	$17.50	$16.00
Second Quarter	3,789	$16.67	$16.00
Third Quarter	25,953	$16.50	$16.50
Fourth Quarter	9,879	$20.00	$16.50

YEAR 2002	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	25,557	$16.50	$15.00
Second Quarter	4,956	$20.00	$15.25
Third Quarter	3,786	$20.00	$16.00
Fourth Quarter	11,511	$20.00	$15.75

The Company has historically paid dividends on an annual basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank and by First Metro Mortgage Co.

The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. The following table sets forth cash dividends which have been declared and paid by the Company since January 1, 2001 (adjusted for the stock dividend declared and paid by the Company in 2001):

Cash Dividends Declared Per Share ($)
Fiscal 2003
First Quarter	$.08 per share
Second Quarter	$.08 per share
Third Quarter	$.08 per share
Fourth Quarter	$.14 per share
Fiscal 2002
First Quarter	$.08 per share
Second Quarter	$.08 per share
Third Quarter	$.08 per share
Fourth Quarter	$.11 per share
Fiscal 2001
First Quarter	$.08 per share
Second Quarter	$.08 per share
Third Quarter	$.08 per share
Fourth Quarter	$.14 per share

As of February 8, 2004, 7,160,992 shares of common stock were outstanding held of record by approximately 554 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

The holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. Funds for the payment of dividends of the Company are primarily obtained from dividends paid by the Bank.

There are no shares of the Company’s common stock that are subject to outstanding options or warrants to purchase, or that are convertible into, common equity of the Company, and there were no sales of unregistered securities of the Company in 2003.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with our historical financial statements and related notes.

	As of and For the Year Ended December 31,
	2003	2002	2001	2000	1999
Total Loans	$418,637	$350,277	$304,688	$271,529	$221,399
Total Deposits	427,033	420,149	436,664	387,133	366,550
Total Borrowings	34,835	20,287	15,692	20,202	22,159
Total Assets	515,137	489,153	496,185	446,019	421,439

Interest Income	25,748	27,298	33,224	32,765	27,288
Interest Expense	9,429	10,977	16,507	17,161	14,252
Net Interest Income	16,319	16,321	16,717	15,604	13,036
Provision for Loan Losses	472	540	550	490	352
Net Interest Income After Provision	15,847	15,781	16,167	15,114	12,684
Non-Interest Income	5,531	4,546	4,644	3,753	3,858
Non-Interest Expense	9,417	9,134	8,782	8,172	7,508
Income Before Income Taxes	11,961	11,193	12,029	10,695	9,034
Provision for Income Taxes	4,225	3,859	4,056	3,507	2,808
Net Income	7,736	7,334	7,973	7,188	6,226

Net Income Per Share	1.08	1.02	1.11	1.00	0.86

Cash Dividends Declared	.38	0.35	0.38	0.35	0.30
Book Value Per Share	7.18	6.52	5.81	5.01	4.25
Weighted Average Shares	7,160,992	7,161,609	7,185,993	7,204,614	7,247,380

QUARTERLY DATA

	Years Ended December 31,
	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$6,631	$6,351	$6,441	$6,325	$6,519	$6,731	$6,991	$7,057
Interest expense	2,286	2,356	2,390	2,397	2,370	2,699	2,866	3,042

Net interest income	4,345	3,995	4,051	3,928	4,149	4,032	4,125	4,015
Provision for loan losses	72	100	150	150	85	153	152	150

Net interest income after provision for loan losses	4,273	3,895	3,901	3,778	4,064	3,879	3,973	3,865
Noninterest income	1,332	1,330	1,435	1,434	1,274	1,123	1,064	1,085
Noninterest expenses	2,188	2,427	2,410	2,392	2,320	2,365	2,252	2,197

Income before income taxes	3,417	2,798	2,926	2,820	3,018	2,637	2,785	2,753
Provision for income taxes	1,098	1,024	1,091	1,012	862	981	1,004	1,012

Net income	$2,319	$1,774	$1,835	$1,808	$2,156	$1,656	$1,781	$1,741

Earnings per share	$.32	$.25	$.26	$.25	$0.30	$0.23	$0.25	$0.24

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, The First State Bank and our mortgage subsidiary, First Metro Mortgage Co. at December 31, 2003 and 2002 and the results of operations for the three years in the period ended December 31, 2003. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America as defined by the Public Company Accounting Oversight Board and conform to general practices within the banking industry. Our significant accounting policies are described in the notes to the consolidated financial statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are particularly susceptible to a significant change in the preparation of our financial statements.

Allowance for loan losses

A provision for loan losses is based on management’s opinion of an amount that is adequate to absorb losses inherent in the existing loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of current economic conditions, volume and composition of the loan portfolio, the fair market value or the estimated net realizable value of underlying collateral, historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. The evaluation includes a review of all loans on which full collection may not be reasonably assumed. Should the factors that are considered in determining the allowance for loan losses change over time, or should management’s estimates prove incorrect, a different amount may be reported for the allowance and the associated provision for loan losses. For example, if economic conditions in our market area experience an unexpected and adverse change, we may need to increase our allowance for loan losses by taking a charge against earnings in the form of an additional provision for loan loss.

Overview

The year 2003 was highlighted by continued loan and core deposit growth as the Henry County area remains one of the fastest growing areas in the country. Our loan portfolio grew in excess of $68 million, while our core deposit growth exceeded $47 million. Our municipal deposits decreased by $40 million, resulting in net deposit growth in excess of $6 million. We continued to remain the market leader as measured by deposits in Henry County, representing 37% market share as of June 30, 2003. We reported net income of $7,735,900 in 2003 as compared to $7,333,838 in 2002 and $7,973,000 in 2001. Lower interest rates continued to have an impact on our net interest margins as evidenced by our net interest margin of 3.57% at year end 2003 as compared to 3.73% at year end 2002.

Our achievements in growth were a direct result of our commitment to quality customer service as evidenced by our receiving the 2003 Quality Service Award presented by the Community Bankers Association of Georgia. We believe that our continued branch expansion within the Henry County market, as well as our commitment to quality customer service, will allow us to take advantage of this continued growth.

Financial Condition at December 31, 2003 and 2002

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2003	2002
	(Dollars in Thousands)
Cash and due from banks	$25,199	$35,460
Interest-bearing deposits in banks	572	1,149
Federal funds sold	—	22,300
Securities	58,056	64,471
Loans held for sale	1,673	5,797
Loans, net	414,458	346,450
Premises and equipment	9,099	8,571
Other assets	6,080	4,955

	$515,137	$489,153

Total deposits	$427,033	$420,150
Other borrowings	34,835	20,287
Other liabilities	1,885	2,048
Stockholders’ equity	51,384	46,668

	$515,137	$489,153

As of December 31, 2003, we had total assets of $515 million, an increase of 5.31% over December 31, 2002. Total interest-earning assets were $479 million at December 31, 2003 or 93% of total assets as compared to $444 million at December 31, 2002 or 91% of total assets. Our primary interest-earning assets at December 31, 2003 were loans, which made up 87% of total interest-earning assets as compared to 79% at December 31, 2002. Our loan to deposit ratio increased to 98% at December 31, 2003 as compared to 83% at December 31, 2002. Increases of $6.9 million in deposit growth, coupled with increases in other borrowings of $14.5 million and decreases of $22.3 million in federal funds sold were primarily used to fund loan growth of $68 million. Additional funding of the loan portfolio was provided by decreases of $6.4 million in the securities portfolio, coupled with decreases in cash and due from banks of $10.3 million as well as increased shareholders’ equity. The Company made a strategic decision during 2003 to continue restructuring of our balance sheet through shifting of lower earning assets in the form of investment securities into higher yielding loans. The funding component of this change was accomplished through the continued emphasis on raising core deposits as well as using alternative funding sources such as Federal Home Loan Bank Advances and other short term borrowings.

The securities portfolio provides the Company with a source of liquidity and a relatively stable source of income. The Company’s investment policy focuses on the use of the securities portfolio to manage the interest rate risk created by the inherent mismatch of the loan and deposit portfolios. The Company’s asset/liability management committee meets periodically to review economic trends and makes recommendations as to the structure of the securities portfolio based upon this review and the Company’s projected funding needs. Due to the falling interest rate environment occurring in 2002 and continuing throughout 2003, the Company has continued to shorten the duration of the securities portfolio in an effort to take advantage of anticipated rising interest rates.

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and equity securities amounted to $58 million at December 31, 2003. Unrealized gains on securities available-for-sale were $429,698 at December 31, 2003 as compared to $881,692 at December 31, 2002. Unrealized gains on securities held-to-maturity were $25,333 at December 31, 2003 as compared to $39,115 at December 31, 2002. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

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

This type loan is almost always collateralized. Generally, business assets are used and may consist of general intangibles, inventory, equipment or real estate. Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectibility in a default situation. To mitigate this risk to collateral, it is underwritten to strict standards including valuations and general acceptability based on the Bank’s ability to monitor its ongoing health and value.

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

Loan Participations:

The Bank sells loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. As of December 31, 2003 the Bank had no loan participations sold.

The Bank will also purchase loan participations from time to time from other banks in the ordinary course of business usually without recourse. Purchased loan participations are underwritten in accordance with the Ban’s loan policy and represent a source of loan growth to the Bank. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that the Bank often relies on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, the Bank may experience a loss on these participations. Otherwise, the Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, the Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss. As of December 31, 2003, the Bank had purchased 65 loan participations. The total principal amount of these participations comprised 8.80% of our total portfolio on December 31, 2003.

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

For the year ended December 31, 2003, First Metro Mortgage Co. originated 473 loans totaling $68 million. These mortgage banking activities are performed exclusively by First Metro Mortgage Co. No similar activities are conducted at the Bank level. All loans originated by the Bank are classified as held for investment.

We have 83% of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family and multifamily residential properties (13%), construction loans to build one to four-family and multifamily residential properties (45%), and nonresidential properties consisting primarily of small business commercial properties (42%).

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

Our liquidity and capital resources are monitored on a monthly basis by management and periodically by State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 17% at December 31, 2003 was considered satisfactory.

At December 31, 2003, we had loan commitments outstanding of $80 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. We had arrangements with two commercial banks for additional short-term advances of $19.8 million, of which $14.8 million had been drawn upon as of December 31, 2003. We also have the ability to borrow up to $78 million, subject to available collateral, from the Federal Home Loan Bank.

At December 31, 2003, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders’ equity increased in 2003 by $4.7 million as net income of $7.7 million was offset by a decrease in other comprehensive income related to our securities available-for-sale of $298,316 and by dividends paid of $2.7 million. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2003, the Bank could pay dividends of $3.7 million without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of December 31, 2003 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	9.74%	9.52%	5.00%
Risk-based capital ratios:
Core capital	11.57	11.31	6.00
Total capital	12.51	12.26	10.00

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements to be considered well-capitalized. Anticipated future earnings will assist in keeping these ratios at satisfactory levels above the regulatory minimum requirement to be considered well-capitalized.

At December 31, 2003, we had approximately $356,000 of commitments for capital expenditures.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2003.

Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(Dollars in Thousands)
FHLB Advances	$14,786	$0	$0	$6,000	$8,786
Purchase Obligations	356	356	0	0	0

	$15,142	$356	$0	$6,000	$8,786

Off-Balance-Sheet Financing

Our financial statements do not reflect various commitments and contingent liabilities that arise in the normal course of business. These off-balance-sheet financial instruments include commitments to extend credit and standby letters of credit. These financial instruments are included in the financial statements when funds are distributed or the instruments become payable. We use the same credit policies in making commitments as we do for on-balance-sheet instruments. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2003, we had outstanding commitments to extend credit through open lines of credit of approximately $75.3 million and outstanding standby letters of credit of approximately $4.5 million.

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

Results of Operations For The Years Ended December 31, 2003, 2002 and 2001

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Interest income	$25,748	$27,298	$33,224
Interest expense	9,429	10,977	16,507

Net interest income	16,319	16,321	16,717
Provision for loan losses	472	540	550
Other income	5,531	4,546	4,644
Other expenses	9,417	9,134	8,782

Pretax income	11,961	11,193	12,029
Income taxes	4,225	3,859	4,056

Net income	$7,736	$7,334	$7,973

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

The net yield on average interest-earning assets decreased to 3.57% in 2003 from 3.73% in 2002. The average yield on interest-earning assets decreased to 5.63% in 2003 from 6.24 % in 2002. The average yield on interest-bearing liabilities decreased to 2.67% in 2003 from 3.13 % in 2002. By converting assets from investment assets to higher yielding loan assets, we were able to maintain our net interest income at levels comparable to 2002.

The net yield on average interest-earning assets decreased to 3.73% in 2002 from 3.79% in 2001. The average yield on interest-earning assets decreased to 6.24% in 2002 from 7.53% in 2001. The average yield on interest-earning liabilities decreased to 3.13% in 2002 from 4.59% in 2001. By selectively repricing deposit liabilities, as well as converting assets to higher yielding loan assets, we were able to substantially maintain our net yield during this period of falling interest rates.

Net interest income decreased by $2,000 in 2003 as compared to $396 thousand in 2002 and increased by $1.1 million in 2001 as compared to 2000. The decrease in 2003, though insignificant, was attributed to lower interest rates, offset by an overall increase in interest-earning assets, particularly higher earning assets such as loans versus a decline in lower earning assets such as securities and federal funds sold.

Provision for Loan Losses

The provision for loan losses decreased by $68,000 to $472,500 in 2003 and decreased by $9,500 to $540,500 in 2002. The amounts provided are due primarily to our assessment of the inherent risk in the loan portfolio. Please see the section titled “Allowance for Loan Losses” for a more detailed explanation of our assessment criteria as it relates to providing for loan losses. We believe that the $4.2 million in the allowance for loan losses at December 31, 2003, or 1.00% of total net outstanding loans and the $3.8 million in the allowance for loan losses at December 31, 2002, or 1.09% of total net outstanding loans, are adequate at their respective dates to absorb known risks in the portfolio based upon our historical experience. Our net charge-offs were minimal in 2003, 2002 and 2001 as the ratio of charged-off loan to average loans outstanding was .03%, .03% and .02%, respectively. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income

Other income consists of service charges on deposit accounts, mortgage origination fees, gains and losses on securities transactions, gains on sale of land and other miscellaneous revenues and fees. Other income was $5.5 million in 2003 as compared to $4.5 million in 2002. The net increase is due primarily to increased service charges on deposit accounts of $206,000, increased mortgage banking income earned by First Metro Mortgage Co. of $556,000, as well as the gain of $217,000 on the sale of land adjacent to our Crumbley Road branch.

The decrease in other income to $4.5 million in 2002 from $4.6 million in 2001 was due to decreased service charges on deposit accounts of $100,000 and decreased mortgage banking income of $296,000, offset by an increase in other service charges and fees of $119,000 and gains on security transactions of $80,000.

Other Expenses

Other expenses were $9.4 million in 2003 as compared to $9.1 million in 2002, an increase of $283,037. Gross salaries and employees benefits’ increased by $394,551 due to an increase in the number of full time equivalent employees to 144 at December 31, 2003 as compared to 135 at December 31, 2002, as well as increased mortgage commissions relating to increased mortgage banking income.. Salaries and employee benefits’, net of capitalized loan fees of $1.4 million, amounted to $5.8 million at December 31, 2003 as compared to $5.7 million at December 31, 2002. Equipment and occupancy expenses increased by $99,556 in 2003 as compared to 2002, primarily as a result of increased ATM and service contract expenses. Other operating expenses increased by only $100,573 as there was no significant increase or decrease in individual other operating expense accounts, other than the costs normally associated with continued growth.

The increase in other expenses to $9.1 million in 2002 from $8.8 million in 2001 was due to increased salary and employee benefits of $99,000, increased equipment and occupancy expense of $61,000 and increased other operating expenses of $192,000.

Income Tax

Income tax expense was $4.2 million in 2003 as compared to $3.9 million in 2002. The increase is due to higher pretax income, in addition to a lower volume of nontaxable securities held in the securities portfolio. Income tax expense as a percentage of pretax income was 35% at December 31, 2003 as compared to 34% at December 31, 2002.

The decrease in income tax expense to $3.9 million in 2002 from $4.1 million in 2001 was due to lower pretax income and to a lower volume of nontaxable securities. Income tax as a percentage of pretax income was 34% in 2002 and 2001.

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

Table 1 - Distribution of Assets, Liabilities and Stockholders’ Equity

                 Interest Rates and Interest Differentials

	Years Ended December 31,
	2003			2002			2001
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Taxable securities	$45,133	$1,340	2.97%	$67,412	$3,188	4.73%	$98,303	$6,340	6.45%
Nontaxable securities (4)	11,019	447	4.06%	17,282	700	4.05	21,615	901	4.17
Federal funds sold	21,574	218	1.01%	16,134	264	1.64	34,501	1,282	3.71
Interest-bearing deposits in banks	810	23	2.84%	3,187	109	3.41	119	3	2.80
Loans (2) (3)	378,992	23,720	6.26%	333,224	23,037	6.91	286,646	24,698	8.62

Total interest-earning assets	457,528	25,748	5.63%	437,239	27,298	6.24	441,184	33,224	7.53

Unrealized gains (losses) on securities	636			658			280
Allowance for loan losses	(4,061)			(3,632)			(3,145)
Cash and due from banks	22,915			23,088			15,199
Other assets	14,339			14,453			14,604

Total	$491,357			$471,806			$468,122

Interest-bearing demand & savings	$122,672	1,759	1.43%	$130,169	2,060	1.58	$138,077	3,978	2.88
Time	210,406	6,765	3.22%	199,496	7,993	4.01	200,893	11,424	5.69
Borrowings	19,669	905	4.60%	20,548	924	4.50	20,981	1,105	5.27

Total interest-bearing liabilities	352,747	9,429	2.67%	350,213	10,977	3.13	359,951	16,507	4.59

Noninterest-bearing demand	86,162			75,027			66,258
Other liabilities	3,048			2,506			3,027
Stockholders’ equity	49,400			44,060			38,886

Total	$491,357			$471,806			$468,122

Net interest income		$16,319			$16,321			$16,717

Net interest spread			2.96%			3.11%			2.94%
Net yield on average interest-earning assets			3.57%			3.73%			3.79%

(1)	Average balances were determined using the daily average balances.
(2)	Average balances of loans include nonaccrual loans.
(3)	Interest and fees on loans include $207,000, $212,000, and $232,000 of loan fee income for the years ended December 31, 2003, 2002, and 2001, respectively.
(4)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	Years Ended December 31,
	2003 to 2002			2002 to 2001
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$2,987	$(2,304)	$683	$(5,316)	$3,655	$(1,661)
Interest on taxable securities	(869)	(979)	(1,848)	(1,447)	(1,705)	(3,152)
Interest on nontaxable securities	(254)	1	(253)	(25)	(176)	(201)
Interest on federal funds sold	73	(119)	(46)	(522)	(496)	(1,018)
Interest on interest-bearing deposits in banks	(70)	(16)	(86)	1	105	106

Total interest income	1,867	(3,417)	(1,550)	(7,309)	1,383	(5,926)

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	(114)	(187)	(301)	(1,702)	(216)	(1,918)
Interest on time deposits	420	(1,648)	(1,228)	(3,352)	(79)	(3,431)
Interest on borrowings	(40)	21	(19)	(158)	(23)	(181)

Total interest expense	266	(1,814)	(1,548)	(5,212)	(318)	(5,530)

Net interest income	$1,601	$(1,603)	$(2)	$(2,097)	$1,701	$(396)

Asset/Liability Management

Our asset/liability mix is monitored on a regular basis and a report evaluating the interest rate sensitive assets and interest rate sensitive liabilities is prepared and presented to the Board of Directors on a quarterly basis. The objective of this policy is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

At December 31, 2003 our cumulative one year interest rate sensitivity gap ratio was 114%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$173	$399	$—	$—	$572
Federal funds sold	—	—	—	—	—
Securities	6,888	14,063	32,472	4,202	57,625
Loans	186,994	115,677	105,095	12,544	420,310

Total interest-earning assets	194,055	130,139	137,567	16,746	478,507

Interest-bearing liabilities:
Interest-bearing demand and savings	$129,848	$—	$—	$—	$129,848
Time deposits	46,234	93,531	76,111	—	215,876
Repurchase agreements	—	—	5,000	—	5,000
Other borrowings	15,049	—	6,000	8,786	29,835

Total interest-bearing liabilities	$191,131	$93,531	$87,111	$8,786	$380,559

Interest rate sensitivity gap	$2,924	$36,608	$50,456	$7,960	$97,948

Cumulative interest rate sensitivity gap	$2,924	$39,532	$89,988	$97,948

Interest rate sensitivity gap ratio	1.02	1.39	1.58	1.91

Cumulative interest rate sensitivity gap ratio	1.02	1.14	1.24	1.26

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 72% of the loan portfolio is comprised of loans that have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2003	2002	2001
	(Dollars in Thousands)
U.S. Government and agency securities	$33,770	$23,111	$34,961
Mortgage-backed securities	13,987	26,021	46,285
Municipal securities	9,316	13,856	22,451

	57,073	62,988	103,697
Equity securities	983	1,483	1,415

	$58,056	$64,471	$105,112

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government and agency securities	$—	—%	$28,085	2.54%	$5,685	3.19%
Mortgage-backed securities	7	5.27	2,718	2.75	3,465	3.48
Municipal securities	1,163	4.31	3,964	3.85	2,988	4.02

	$1,170	4.31	$34,767	2.71	$12,138	3.48

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
U.S. Government and agency securities	$—	—%	$33,770	2.65%
Mortgage-backed securities	7,797	3.99	13,987	3.63
Municipal securities	1,201	4.75	9,316	4.09

	$8,998	4.12	$57,073	3.13

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	The weighted average yields for municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Commercial	$55,075	$58,994	$51,486	$48,683	$46,762
Real estate - construction	156,821	102,602	71,955	60,345	36,460
Real estate – mortgage	191,944	165,546	159,276	140,049	115,929
Consumer installment and other	14,797	23,135	21,971	22,452	22,248

	418,637	350,277	304,688	271,529	221,399
Less allowance for loan losses	(4,178)	(3,827)	(3,377)	(2,884)	(2,453)

Net loans	$414,459	$346,450	$301,311	$268,645	$218,946

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$17,672
After one through five years	34,494
After five years	2,909

55,075

Construction
One year or less	150,484
After one through five years	6,337
After five years	0

156,821

Other
One year or less	44,730
After one through five years	106,044
After five years	55,967

206,741

$418,637

The following table summarizes loans at December 31, 2003 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$132,213
Floating or adjustable interest rates	73,538

$205,751

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$346	296	$304	$262	$308
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,654	1,048	1,197	7,469	1,703
Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—
Potential problem loans	15	120	—	—	—

The reduction in interest income associated with nonaccrual loans as of December 31, 2003 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$33

Interest income that was recorded on nonaccrual loans	$2

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

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)
Average amount of loans outstanding	$378,992	$333,224	$286,646	$245,088	$203,352

Balance of allowance for loan losses at beginning of year	$3,827	$3,377	$2,884	$2,453	$2,187

Loans charged off:
Real estate	(25)	(5)	(29)	(25)	(24)
Commercial	(15)	—	—	—	—
Consumer installment	(122)	(124)	(54)	(94)	(85)

	(162)	(129)	(83)	(119)	(109)

Recoveries of loans previously charged off:
Real estate	1	—	—	—	—
Commercial	—	—	—	—	—
Consumer installment	40	39	26	60	23

	41	39	26	60	23

Net loans charged off during the year	(121)	(90)	(57)	(59)	(86)

Additions to allowance charged to expense during year	472	540	550	490	352

Balance of allowance for loan losses at end of year	$4,178	$3,827	$3,377	$2,884	$2,453

Ratio of net loans charged off during the year to average loans outstanding	0.03%	0.03%	0.02%	0.02%	0.04%

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

As of the indicated dates, we had made no allocations of our allowance for loan losses to specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial	$813	13.15%	$800	16.84%	$675	16.90%	$577	17.93%	$613	21.12%
Real estate-construction	1,015	37.46	841	29.29	844	23.62	721	22.22	491	16.47
Real estate-mortgage	1,625	45.85	1,530	47.26	1,351	52.28	1,154	51.58	981	52.36
Consumer installment and other	725	3.54	656	6.61	507	7.20	432	8.27	368	10.05

Total allowance	4,178	100.00%	3,827	100.00%	$3,377	100.00%	$2,884	100.00%	$2,453	100.00%

DEPOSITS

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. (1)

	Year Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$86,162	—%	$75,027	—%	$66,258	—%
Interest-bearing demand and savings deposits	122,672	1.43	130,169	1.58	138,077	2.88
Time deposits	210,406	3.22	199,496	4.01	200,893	5.69

Total deposits	$419,240		$404,692		$405,228

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$14,405
Over three through six months	10,906
Over six through twelve months	18,717
Over twelve months	23,713

Total	$67,741

RETURN ON EQUITY AND ASSETS

The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,
	2003	2002	2001
Return on assets (1)	1.57%	1.55%	1.70%
Return on equity (2)	15.66	16.65	20.50
Dividend payout ratio (3)	35.18	34.31	34.25
Equity to assets ratio (4)	10.05	9.34	8.31

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by earnings per share.
(4)	Average equity divided by average total assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The 4th quarter model reflects an increase of 26% in net interest income and a 20% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 5% decrease in net interest income and an 15% decrease in economic value of equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTING DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 99.1 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2003 and 2002

Consolidated Statements of Income - Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Item 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9a.	CONTROLS AND PROCEDURES

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

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Code of Ethics

A copy of the Henry County Bancshares, Inc. Code of Ethics is included in this Annual Report on Form 10-K on Exhibit 14.1, and incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Part IV

Item 15.	FINANCIAL STATEMENTS AND EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report.

(1) The consolidated statements of financial conditions of Henry County Bancshares, Inc. and its subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, together with the related notes and the independent auditor’s report of Mauldin & Jenkins, LLC, independent accountants.

(2) Financial statement schedules:

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this report is shown on the “Exhibit Index” filed herewith.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC.

Date: March 9, 2004	By:	/s/ David H. Gill
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 9, 2004.

/s/ Hans M. Broder HANS M. BRODER	Director

/s/ Paul J. Cates, Jr. PAUL J. CATES, JR.	Director

/s/ H. K. Elliott, Jr. H. K. ELLIOTT, JR.	Director

/s/ G. R. Foster, III G. R. FOSTER, III	Director

/s/ David H. Gill DAVID H. GILL	President, Director

/s/ Edwin C. Kelley, Jr. EDWIN C. KELLEY, JR.	Director

/s/ Mary Lynn E. Lambert MARY LYNN E. LAMBERT	Director

/s/ Robert O. Linch ROBERT O. LINCH	Director and Chairman of the Board

/s/ Ronald M. Turpin RONALD M. TURPIN	Director

/s/ James C. Waggoner JAMES C. WAGGONER	Director

/s/ Thomas L. Redding THOMAS L. REDDING	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Henry County Bancshares, Inc. (incorporated by reference to Exhibit 3(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789 dated July 30, 2002.)

3.2	Articles of Correction dated June 24, 1982 (incorporated by reference to Exhibit 3(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.3	Articles of Amendment dated May 27, 1997 (incorporated by reference to Exhibit 3(iii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.4	Articles of Amendment dated September 16, 1997 (incorporated by reference to Exhibit 3(iv) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.5	Bylaws of Henry County Bancshares, Inc. dated May 2, 1983 (incorporated by reference to Exhibit 3(v) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.6	Amendment to Bylaws of Henry County Bancshares, Inc. dated December 12, 1996 (incorporated by reference to Exhibit 3(vi) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10.1	Participation Agreement - Executive Salary Continuation Plan - David H. Gill (incorporated by reference to Exhibit 10(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10.2	Participation Agreement - Executive Salary Continuation Plan - William C. Strom (incorporated by reference to Exhibit 10(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

11.1	Statement of Computation of Net Earnings Per Share

14.1	Code of Ethics

21.1	Schedule of subsidiaries of the Registrant

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	Section 1350 Certifications

99.1	Consolidated Financial Statements of Registrant