Form 10-Q
period 2004-03-31
HENRY COUNTY BANCSHARES INC
filed 2004-05-07
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2004: 7,160,992; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

(Unaudited)

	2004	2003
Assets
Cash and due from banks	$18,035,310	$25,198,796
Interest bearing deposits in banks	566,454	571,884
Federal funds sold	11,000,000	—
Securities available-for-sale, at fair value	47,449,641	56,499,855
Securities held-to-maturity, at cost, (fair value 2004 $580,000; 2003 $598,000)	557,280	572,369
Restricted equity securities, at cost	1,467,473	983,473
Loans held for sale	473,500	1,673,368
Loans	442,312,804	418,637,070
Less allowance for loan losses	4,324,968	4,178,472

Loans, net	437,987,836	414,458,598

Premises and equipment	9,354,696	9,099,287
Other assets	6,004,698	6,079,703

Total assets	$532,896,888	$515,137,333

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$84,798,974	$81,309,482
Interest-bearing	362,080,604	345,723,652

Total deposits	446,879,578	427,033,134
Other borrowings	30,151,685	34,835,265
Other liabilities	2,958,167	1,884,542

Total liabilities	479,989,430	463,752,941

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,066 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	35,087,034	33,661,983
Accumulated other comprehensive income	381,616	283,601
Treasury stock, 76,074 shares	(1,393,416)	(1,393,416)

Total stockholders’ equity	52,907,458	51,384,392

Total liabilities and stockholders’ equity	$532,896,888	$515,137,333

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income
Loans	$6,326,271	$5,731,713
Taxable securities	353,369	416,235
Nontaxable securities	95,725	123,463
Deposits in banks	2,769	6,877
Federal funds sold	10,977	46,950

Total interest income	6,789,111	6,325,238

Interest expense
Deposits	2,101,061	2,195,760
Other borrowings	274,048	201,128

Total interest expense	2,375,109	2,396,888

Net interest income	4,414,002	3,928,350
Provision for loan losses	150,000	150,000

Net interest income after provision for loan losses	4,264,002	3,778,350

Other operating income
Service charges on deposit accounts	570,052	593,429
Other service charges and fees	185,780	210,893
Mortgage banking income	299,389	629,263

Total other income	1,055,221	1,433,585

Other expenses
Salaries and employee benefits	1,293,155	1,487,072
Occupancy and equipment expenses	346,993	366,592
Other operating expenses	527,592	538,804

Total other expenses	2,167,740	2,392,468

Income before income taxes	3,151,483	2,819,467

Income tax expense	1,081,944	1,011,697

Net income	2,069,539	1,807,770

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net of tax	98,015	(55,255)

Comprehensive income	$2,167,554	$1,752,515

Earnings per share (weighted average shares outstanding - 7,160,992 and 7,160,992)	$0.29	$0.25

Cash dividends per share	$0.09	$0.08

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$2,069,539	$1,807,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	124,490	131,215
Net decrease in loans held for sale	1,199,868	3,092,134
Provision for loan losses	150,000	150,000
(Increase) decrease in interest receivable	96,732	(62,936)
Decrease in interest payable	(14,518)	(70,430)
Net other operating activities	1,015,923	839,900

Net cash provided by operating activities	4,642,034	5,887,653

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(6,491,597)	(10,910,836)
Proceeds from maturities of securities available-for-sale	15,690,319	17,354,297
Proceeds from maturities of securities held-to-maturity	15,089	32,438
Purchases of restricted equity securities	(484,000)	—
Net (increase) decrease in federal funds sold	(11,000,000)	17,900,000
Net decrease in interest-bearing deposits in banks	5,430	144,730
Net increase in loans	(23,679,238)	(19,371,053)
Purchase of premises and equipment	(379,899)	(43,652)

Net cash provided by (used in) investing activities	(26,323,896)	5,105,924

FINANCING ACTIVITIES
Net (increase) decrease in deposits	19,846,444	(13,138,087)
Net repayments of other borrowings	(4,683,580)	(5,107,148)
Dividends paid	(644,488)	(572,879)

Net cash provided by (used in) financing activities	14,518,376	(18,818,114)

Net decrease in cash and due from banks	(7,163,486)	(7,824,537)

Cash and due from banks, beginning of period	25,198,796	35,459,970

Cash and due from banks, end of period	$18,035,310	$27,635,433

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,389,627	$2,467,318

Income taxes	$—	$120,607

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

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: commercial banking and mortgage loan origination. The commercial banking segment provides traditional banking services offered through the Bank. The mortgage loan origination segment provides mortgage loan origination services offered through First Metro.

The accounting policies of the segments are the same as those described in the footnotes to the December 31, 2003 consolidated financial statements as filed in our annual report on Form 10-K. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,801,828	$3,955	$—	$(16,672)	$6,789,111
Interest expense	2,379,064	12,717	—	(16,672)	2,375,109
Net interest income (expense)	4,422,764	(8,762)	—	—	4,414,002
Intersegment net interest income (expense)	16,672	(16,672)	—	—	—
Other revenue from external sources	752,682	299,389	3,150	—	1,055,221
Intersegment other revenues	14,650	(14,650)	—	—	—
Depreciation	121,604	618	2,268	—	124,490
Provision for loan losses	150,000	—	—	—	150,000
Segment profit	3,160,555	14,540	(23,612)	—	3,151,483
Segment assets	533,738,226	1,577,383	1,141,587	(3,560,308)	532,896,888
Expenditures for premises and equipment	379,899	—	—	—	379,899

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,367,128	$3,298	$—	$(45,188)	$6,325,238
Interest expense	2,397,075	45,001	—	(45,188)	2,396,888
Net interest income (expense)	3,970,053	(41,703)	—	—	3,298,350
Intersegment net interest income (expense)	45,188	(45,188)	—	—	—
Other revenue from external sources	801,172	629,263	3,150	—	1,433,585
Intersegment other revenues	14,650	(14,650)	—	—	—
Depreciation	128,700	244	2,271	—	131,215
Provision for loan losses	150,000	—	—	—	150,000
Segment profit	2,636,752	216,654	(33,939)	—	2,819,467
Segment assets	473,018,742	3,708,535	244,554	(3,764,734)	473,207,907
Expenditures for premises and equipment	43,652	—	—	—	43,652

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The interpretations did not have a material effect on the Company’s financial condition or results of operations.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2003 as filed in our annual report on Form 10-K.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 15.78% at March 31, 2004 was considered satisfactory.

At March 31, 2004, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	10.03%	9.82%	4.00%
Risk-based capital ratios:
Core capital	11.28	11.04	4.00
Total capital	12.21	11.96	8.00

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

March 31 2004
Commitments to extend credit	$95,581,000
Letters of credit	4,940,000

$100,521,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks	$18,035	$25,199
Interest-bearing deposits in banks	566	572
Federal funds sold	11,000	—
Securities	49,474	58,056
Loans, net	437,988	414,458
Loans held for sale	474	1,673
Premises and equipment	9,355	9,099
Other assets	6,005	6,080

	$532,897	$515,137

Total deposits	$446,880	$427,033
Other borrowings	30,152	34,835
Other liabilities	2,958	1,885
Stockholders’ equity	52,907	51,384

	$532,897	$515,137

Our assets increased by 3.45% in the first quarter of 2004. Increases of $19.8 million in deposit growth, coupled with decreases of $8.6 million in our investment portfolio were primarily used to fund loan growth of $23.5 million. Our loan to deposit ratio was 98% at March 31, 2004, remaining unchanged from December 31, 2003. Our total equity has increased by $1,523,000 year-to-date as net income of $2.069 million was offset by dividends paid of $644,000 and increased unrealized gains on securities available for sale, net of tax, of $98,000.

Results of Operations For The Three Months Ended March 31, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands)
Interest income	$6,789	$6,325
Interest expense	2,375	2,397

Net interest income	4,414	3,928
Provision for loan losses	150	150
Other income	1,055	1,434
Other expense	2,168	2,392

Pretax income	3,151	2,820
Income taxes	1,082	1,012

Net income	$2,069	$1,808

Our net interest income has increased by $486,000 in the first quarter of 2004 as compared to the same period in 2003. Our net yield on average interest-earning assets decreased slightly to 3.61% in the first quarter of 2004 as compared to 3.64% for the first quarter of 2003. Our net yield on average interest-earning assets was 3.57% for the entire year of 2003. The increase in net interest income is attributed to an increase in average outstanding loans. The yields earned on loans decreased to 5.89% in the first quarter of 2004 as compared to 6.42% in the first quarter of 2003.

The provision for loan losses amounted to $150,000 for the first quarters of 2004 and 2003 as net charge-offs were minimal. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was .98% at March 31, 2004 as compared to 1.00% at December 31, 2003. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2004 and 2003 is as follows:

	March 31,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$295	$193
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	933	1,519
Restructured loans	0	0
Potential problem loans	30	386
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	35	24
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$429,543	$357,330

Balance of allowance for loan losses at beginning of period	$4,178	$3,827

Loans charged off
Real estate	—	—
Commercial	—	—
Consumer installment	(9)	(22)

	(9)	(22)

Loans recovered
Real estate	—	—
Commercial	—	—
Consumer installment	6	33

	6	33

Net (charge-offs)/ recoveries	(3)	11

Additions to allowance charged to operating expense during period	150	150

Balance of allowance for loan losses at end of period	$4,325	$3,988

Ratio of net loans charged off during the period to average loans outstanding	—%	—%

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

Other income has decreased in the first quarter of 2004 as compared to the same period in 2003 by $379,000 due primarily to decreased mortgage banking income of $330,000 as a result of a lower volume in mortgage originations as well as decreased service charges on deposit accounts and other service charges of $49,000.

Other expenses decreased in the first quarter of 2004 as compared to the same period in 2003 by $224,000 due to decreased salaries and employee benefits of $194,000, occupancy and equipment expenses of $18,000, and other operating expenses of $12,000. Salaries and employee benefits decreased primarily as a result of decreased mortgage commissions paid during the first quarter of 2004 compared to 2003.

We have provided for income taxes at an effective tax rate of 34% for the first quarter of 2004 as compared to 36% for the first quarter of 2003, primarily due to projected increased state income tax credits.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The first quarter model reflects an increase of 24% in net interest income and a 13% increase in market value equity for a 200 basis point increase in rates. The same model shows a 4% decrease in net interest income and a 15% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on April 13, 2004.

(b)	The following directors were elected at the meeting to serve for a one-year term.

Paul J. Cates, Jr.

H.K. Elliott, Jr.

G.R. Foster, III

David H. Gill

Mary Lynn Lambert

Edwin C. Kelley, Jr.

Robert O. Linch

Ronald M. Turpin

James C. Waggoner

The shares represented at the meeting (4,905,341 or 68.50%) voted as follows: 4,905,341 voted unanimously for the election of the directors.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: May 4, 2004	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: May 4, 2004	BY:	/s/ Thomas L. Redding
Thomas L. Redding, Vice President and CFO
(Principal Financial and Accounting Officer)