Form 10-Q
period 2004-06-30
HENRY COUNTY BANCSHARES INC
filed 2004-08-06
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 6, 2004: 7,160,992; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

(Unaudited)

	2004	2003
Assets

Cash and due from banks	$23,992,979	$25,198,796
Interest bearing deposits in banks	202,598	571,884
Federal funds sold	4,000,000	—
Securities available-for-sale, at fair value	54,538,565	56,499,855
Securities held-to-maturity, at cost, (fair value 2004 $462,000; 2003 $598,000)	448,429	572,369
Restricted equity securities, at cost	1,467,473	983,473
Loans held for sale	2,028,810	1,673,368

Loans	448,524,034	418,637,070
Less allowance for loan losses	4,444,569	4,178,472

Loans, net	444,079,465	414,458,598

Premises and equipment	9,322,380	9,099,287
Other assets	6,598,808	6,079,703

Total assets	$546,679,507	$515,137,333

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$84,506,284	$81,309,482
Interest-bearing	376,438,298	345,723,652

Total deposits	460,944,582	427,033,134
Other borrowings	30,017,718	34,835,265
Other liabilities	2,113,723	1,884,542

Total liabilities	493,076,023	463,752,941

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	36,330,595	33,661,983
Accumulated other comprehensive income	(165,919)	283,601
Treasury stock	(1,393,416)	(1,393,416)

Total stockholders’ equity	53,603,484	51,384,392

Total liabilities and stockholders’ equity	$546,679,507	$515,137,333

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Loans	$6,503,217	$5,983,453	$ 12,829,488	$11,715,166
Taxable securities	314,934	299,222	668,303	715,457
Nontaxable securities	82,690	110,307	178,415	233,770
Deposits in banks	2,585	6,648	5,354	13,525
Federal funds sold	15,209	41,647	26,186	88,597

Total interest income	6,918,635	6,441,277	13,707,746	12,766,515

Interest expense
Deposits	2,155,321	2,161,002	4,256,382	4,356,762
Other borrowings	269,443	229,300	543,491	430,428

Total interest expense	2,424,764	2,390,302	4,799,873	4,787,190

Net interest income	4,493,871	4,050,975	8,907,873	7,979,325
Provision for loan losses	145,000	150,500	295,000	300,500

Net interest income after provision for loan losses	4,348,871	3,900,475	8,612,873	7,678,825

Other operating income
Service charges on deposit accounts	558,533	535,420	1,128,585	1,128,849
Other service charges and fees	243,770	253,841	429,550	464,734
Mortgage banking income	343,476	646,345	642,865	1,275,608
Gains on sales of securities	2,500	—	2,500	—

Total other income	1,148,279	1,435,606	2,203,500	2,869,191

Other expenses
Salaries and employee benefits	1,501,301	1,490,391	2,794,456	2,977,463
Occupancy and equipment expenses	392,767	365,673	739,760	732,265
Other operating expenses	556,513	554,226	1,084,105	1,093,030

Total other expenses	2,450,581	2,410,290	4,618,321	4,802,758

Income before income taxes	3,046,569	2,925,791	6,198,052	5,745,258

Income tax expense	1,158,515	1,090,854	2,240,459	2,102,551

Net income	1,888,054	1,834,937	3,957,593	3,642,707

Other comprehensive loss:
Unrealized losses on securities available-for-sale, net of tax	(547,535)	(37,319)	(449,520)	(92,574)

Comprehensive income	$1,340,519	$1,797,618	$3,508,073	$3,550,133

Earnings per share	$0.26	$0.26	$0.55	$0.51

Weighted average shares outstanding	7,160,992	7,160,992	7,160,992	7,160,992

Cash dividends per share	$0.09	$0.08	$0.18	$0.16

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$3,957,593	$3,642,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	266,131	248,161
Gain on sale of securities available for sale	(2,500)	—
Net (decrease) increase in loans held for sale	(355,442)	4,618,949
Provision for loan losses	295,000	300,500
Increase in interest receivable	(236,696)	(73,400)
Increase (decrease) in interest payable	58,925	(120,579)
Net other operating activities	119,418	414,128

Net cash provided by operating activities	4,102,429	9,030,466

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(17,963,653)	(7,586,800)
Proceeds from sales of securities available-for-sale	102,500	—
Proceeds from maturities of securities available-for-sale	19,143,852	19,934,495
Proceeds from maturities of securities held-to-maturity	123,940	179,812
(Purchases) sales of restricted equity securities	(484,000)	500,000
Net increase in federal funds sold	(4,000,000)	(13,900,000)
Net decrease in interest-bearing deposits in banks	369,286	356,883
Net increase in loans	(29,915,867)	(25,940,980)
Purchase of premises and equipment	(489,224)	(151,951)

Net cash used in investing activities	(33,113,166)	(26,608,541)

FINANCING ACTIVITIES
Net increase in deposits	33,911,448	8,089,021
Net (repayments of) proceeds from other borrowings	(4,817,547)	1,422,291
Dividends paid	(1,288,981)	(1,145,759)

Net cash provided by financing activities	27,804,920	8,365,553

Net decrease in cash and due from banks	(1,205,817)	(9,212,522)

Cash and due from banks, beginning of period	25,198,796	35,459,970

Cash and due from banks, end of period	$23,992,979	$26,247,448

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,740,948	$4,907,769

Income taxes	$2,372,959	$2,248,607

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$13,734,837	$7,580	$—	$(34,671)	$13,707,746
Interest expense	4,807,453	27,091	—	(34,671)	4,799,873
Net interest income (expense)	8,927,384	(19,511)	—	—	8,907,873
Intersegment net interest income (expense)	34,671	(34,671)	—	—	—
Other revenue from external sources	1,554,335	642,865	6,300	—	2,203,500
Intersegment other revenues	29,300	(29,300)	—	—	—
Depreciation	260,030	1,561	4,540	—	266,131
Provision for loan losses	295,000	—	—	—	295,000
Segment profit	6,199,458	39,586	(40,992)	—	6,198,052
Segment assets	547,548,591	3,141,879	1,124,205	(5,135,168)	546,679,507
Expenditures for premises and equipment	489,224				489,224

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$12,840,331	$6,621	$—	$(80,437)	$12,766,515
Interest expense	4,787,385	80,242	—	(80,437)	4,787,190
Net interest income (expense)	8,052,946	(73,621)	—	—	7,979,325
Intersegment net interest income (expense)	80,437	(80,437)	—	—	—
Other revenue from external sources	1,587,283	1,275,608	6,300	—	2,869,191
Intersegment other revenues	29,300	(29,300)	—	—	—
Depreciation	242,400	1,219	4,542	—	248,161
Provision for loan losses	300,500	—	—	—	300,500
Segment profit	5,440,674	385,663	(81,079)	—	5,745,258
Segment assets	501,167,427	2,377,760	222,413	(2,409,681)	501,357,919
Expenditures for premises and equipment	146,834	5,117	—	—	151,951

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,933,009	$3,625	$—	$(17,999)	$6,918,635
Interest expense	2,428,389	14,374	—	(17,999)	2,424,764
Net interest income (expense)	4,504,620	(10,749)	—	—	4,493,871
Intersegment net interest income (expense)	17,999	(17,999)	—	—	—
Other revenue from external sources	801,653	343,476	3,150	—	1,148,279
Intersegment other revenues	14,650	(14,650)	—	—	—
Depreciation	138,426	943	2,272	—	141,641
Provision for loan losses	145,000	—	—	—	145,000
Segment profit	3,038,903	25,046	(17,380)	—	3,046,569
Expenditures for premises and equipment	109,325				109,325

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,473,203	$3,323	$—	$(35,249)	$6,441,277
Interest expense	2,390,310	35,241	—	(35,249)	2,390,302
Net interest income (expense)	4,082,893	(31,918)	—	—	4,050,975
Intersegment net interest income (expense)	35,249	(35,249)	—	—	—
Other revenue from external sources	786,111	646,345	3,150	—	1,435,606
Intersegment other revenues	14,650	(14,650)	—	—	—
Depreciation	113,700	975	2,271	—	116,946
Provision for loan losses	150,500	—	—	—	150,500
Segment profit	2,803,922	169,009	(47,140)	—	2,925,791
Expenditures for premises and equipment	103,182	5,117	—	—	108,299

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, of SPE’s, for the periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all types of variable interest entities (i.e. non-SPE’s) is required in financial statements for periods ending after March 15, 2004. The interpretations did not have a material effect on the Company’s financial condition or results of operations.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 16.60% at June 30, 2004 was considered satisfactory.

At June 30, 2004, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	9.88%	9.68%	4.00%
Risk-based capital ratios:
Core capital	11.34	11.10	4.00
Total capital	12.27	12.04	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

June 30, 2004

Commitments to extend credit	$100,266,000
Letters of credit	5,878,000

$106,144,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks	$23,993	$25,199
Interest-bearing deposits in banks	203	572
Federal funds sold	4,000	—
Securities	56,454	58,056
Loans, net	444,080	414,458
Loans held for sale	2,029	1,673
Premises and equipment	9,322	9,099
Other assets	6,599	6,080

	$546,680	$515,137

Total deposits	$460,945	$427,033
Other borrowings	30,018	34,835
Other liabilities	2,114	1,885
Stockholders’ equity	53,603	51,384

	$546,680	$515,137

Our assets increased by 6.12% for the first six months of 2004. Increases of $33.9 million in deposit growth, offset by decreases of $4.8 million in other borrowings were primarily used to fund loan growth of $29.6 million during the first six months of 2004. Our deposit growth during the first six months of 2004 included short-term certificates of deposit issued through wholesale deposit brokers in the amount of $11 million. Our loan to deposit ratio (excluding loans held for sale) remained at 97% as of June 30, 2004 and December 31, 2003. Our total equity has increased by $2.2 million year-to-date as net income of $3.9 million was offset by increased unrealized losses on securities available-for-sale, net of tax, of $450,000 and by dividends paid of $1.3 million.

Results of Operations For The Three and Six Months Ended June 30, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$6,919	$6,441
Interest expense	2,425	2,390

Net interest income	4,494	4,051
Provision for loan losses	145	150
Other income	1,148	1,435
Other expense	2,450	2,410

Pretax income	3,047	2,926
Income taxes	1,159	1,091

Net income	$1,888	$1,835

	Six Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$13,708	$12,766
Interest expense	4,800	4,787
Net interest income	8,908	7,979
Provision for loan losses	295	300
Other income	2,203	2,869
Other expense	4,618	4,803

Pretax income	6,198	5,745
Income taxes	2,240	2,102

Net income	$3,958	$3,643

Our net interest income increased by $443,000 and $929,000 in the second quarter and first six months of 2004, respectively as compared to the same periods in 2003. Our net yield on average interest-earning assets decreased to 3.56% in the first six months of 2004 as compared to 3.64% in the first six months of 2003. Our net yield on average interest-earning assets was 3.57% for the entire year of 2003. The increase in net interest income is attributed to an increase in average outstanding loans for the first six months of 2004. The yields on loans decreased to 6.26% in the first six months of 2004 compared to 6.38% in the first six months of 2003.

The provision for loan losses amounted to $145,000 and $295,000 for the second quarter and first six months of 2004, respectively, as net charge-offs remain minimal The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was .99% at June 30, 2004 as compared to 1.00% at December 31, 2003. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2004 and 2003 is as follows:

	June 30,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$438	$197
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	2,002	1,358
Restructured loans	0	0
Potential problem loans	0	449
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	40	28
Interest income that was recorded on nonaccrual and restructured loans	0	0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. We typically convert loans to nonaccrual when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2004 and 2003 is as follows:

	Six Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$440,626	$370,087

Balance of allowance for loan losses at beginning of period	$4,178	$3,827

Loans charged off
Real estate	(13)	(20)
Commercial	—	—
Consumer installment	(23)	(39)

	(36)	(59)

Loans recovered
Real estate	—	—
Commercial	—	—
Consumer installment	7	34

	7	34

Net (charge-offs)/ recoveries	(29)	(25)

Additions to allowance charged to operating expense during period	295	300

Balance of allowance for loan losses at end of period	$4,444	$4,102

Ratio of net loans charged off during the period to average loans outstanding	.01%	.01%

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

Other income decreased by $287,000 and $666,000 in the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. The year-to-date decreases are due primarily to decreased mortgage banking income of $633,000 as a result of reduced mortgage refinancing activity.

Other expenses have remained fairly stable as indicated by an increase of $40,000 in the second quarter of 2004 and a decrease of $185,000 for the first six months of 2004 as compared to the same periods in 2003. Other expenses have decreased during the first six months of 2004 compared to 2003 as a result of decreased salaries and employee benefits of $183,000. The reduction in salaries and employee benefits is primarily attributed to the reduction in commission based compensation for mortgage origination activity in the amount of $132,000. The number of full time equivalent employees at June 30, 2004 was 141 compared to 147 full time equivalent employees at June 30, 2003.

We have provided for income taxes at an effective tax rate of 36% for the first six months of 2004 and 2003.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The second quarter model reflects an increase of 22% in net interest income and a 12% increase in market value equity for a 200 basis point increase in rates. The same model shows a 8% decrease in net interest income and a 15% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

HENRY COUNTY BANCSHARES, INC. (Registrant)

DATE: August 6, 2004	BY:	/s/ David H. Gill
David H. Gill, President and C.E.O
(Principal Executive Officer)

DATE: August 6, 2004	BY:	/s/ Thomas L. Redding
Thomas L. Redding, C.F.O.
(Principal Financial and Accounting Officer)