Form 10-Q
period 2004-09-30
HENRY COUNTY BANCSHARES INC
filed 2004-11-09
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-49789

Henry County Bancshares, Inc.

(Exact name of registrant as specified in its charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 5, 2004: 7,160,992; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(Unaudited)

	2004	2003
Assets

Cash and due from banks	$17,532,034	$25,198,796
Interest bearing deposits in banks	116,913	571,884
Federal funds sold	—	—
Securities available-for-sale, at fair value	54,349,925	56,499,855
Securities held-to-maturity, at cost, (fair value 2004 $454,000; 2003 $598,000)	439,377	572,369
Restricted equity securities, at cost	1,467,473	983,473
Loans held for sale	1,287,705	1,673,368

Loans	473,148,826	418,637,070
Less allowance for loan losses	4,502,304	4,178,472

Loans, net	468,646,522	414,458,598

Premises and equipment	9,225,603	9,099,287
Other assets	6,660,602	6,079,703

Total assets	$559,726,154	$515,137,333

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$85,637,395	$81,309,482
Interest-bearing	383,052,548	345,723,652

Total deposits	468,689,943	427,033,134
Other borrowings	33,238,986	34,835,265
Other liabilities	2,417,458	1,884,542

Total liabilities	504,346,387	463,752,941

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	37,854,037	33,661,983
Accumulated other comprehensive income	86,922	283,601
Treasury stock	(1,393,416)	(1,393,416)

Total stockholders’ equity	55,379,767	51,384,392

Total liabilities and stockholders’ equity	$559,726,154	$515,137,333

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Loans	$6,800,135	$5,890,737	$19,629,623	$17,605,903
Taxable securities	363,080	273,879	1,031,383	989,336
Nontaxable securities	81,578	110,601	259,993	344,371
Deposits in banks	582	5,359	5,936	18,884
Federal funds sold	11,954	70,960	38,140	159,557

Total interest income	7,257,329	6,351,536	20,965,075	19,118,051

Interest expense
Deposits	2,242,535	2,096,119	6,498,917	6,452,881
Other borrowings	294,355	260,444	837,846	690,872

Total interest expense	2,536,890	2,356,563	7,336,763	7,143,753

Net interest income	4,720,439	3,994,973	13,628,312	11,974,298
Provision for loan losses	103,000	100,000	398,000	400,500

Net interest income after provision for loan losses	4,617,439	3,894,973	13,230,312	11,573,798

Other operating income
Service charges on deposit accounts	590,749	608,848	1,719,334	1,737,697
Other service charges and fees	239,513	228,957	669,063	693,691
Mortgage banking income	249,377	491,851	892,242	1,767,459
Gains on sales of securities	—	—	2,500	—

Total other income	1,079,639	1,329,656	3,283,139	4,198,847

Other expenses
Salaries and employee benefits	1,473,228	1,526,638	4,267,684	4,504,101
Occupancy and equipment expenses	408,462	362,613	1,148,222	1,094,878
Other operating expenses	544,383	537,443	1,628,488	1,630,473

Total other expenses	2,426,073	2,426,694	7,044,394	7,229,452

Income before income taxes	3,271,005	2,797,935	9,469,057	8,543,193

Income tax expense	1,103,076	1,024,474	3,343,535	3,127,025

Net income	2,167,929	1,773,461	6,125,522	5,416,168

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net of tax	252,841	(156,331)	(196,679)	(248,905)

Comprehensive income	$2,420,770	$1,617,130	$5,928,843	$5,167,263

Earnings per share	$0.30	$0.25	$0.86	$0.76

Weighted average shares outstanding	7,160,992	7,160,992	7,160,992	7,160,992

Cash dividends per share	$0.09	$0.08	$0.27	$0.24

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$6,125,522	$5,416,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	407,624	364,892
Gain on sale of securities available for sale	(2,500)	—
Net decrease in loans held for sale	385,663	4,674,667
Provision for loan losses	398,000	400,500
(Increase) decrease in interest receivable	(413,840)	107,456
Increase (decrease) in interest payable	61,737	(91,434)
Net other operating activities	405,438	608,145

Net cash provided by operating activities	7,367,644	11,480,394

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(22,970,861)	(50,728,369)
Proceeds from sales of securities available-for-sale	102,500	—
Proceeds from maturities of securities available-for-sale	24,722,794	51,825,631
Proceeds from maturities of securities held-to-maturity	132,992	298,020
(Purchases) sales of restricted equity securities	(484,000)	500,000
Net increase in federal funds sold	—	(3,900,000)
Net decrease in interest-bearing deposits in banks	454,971	252,816
Net increase in loans	(54,585,924)	(26,513,549)
Purchase of premises and equipment	(533,940)	(476,544)
Net other investment activities	—	(820,000)

Net cash used in investing activities	(53,161,468)	(29,561,995)

FINANCING ACTIVITIES
Net increase in deposits	41,656,809	4,827,246
Net repayments of other borrowings	(1,596,279)	(23,814)
Dividends paid	(1,933,468)	(1,718,637)

Net cash provided by financing activities	38,127,062	3,084,795

Net decrease in cash and due from banks	(7,666,762)	(14,996,806)

Cash and due from banks, beginning of period	25,198,796	35,459,970

Cash and due from banks, end of period	$17,532,034	$20,463,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$7,275,026	$7,235,187

Income taxes	$3,429,959	$3,238,607

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$21,004,651	$11,363	$—	$(50,939)	$20,965,075
Interest expense	7,348,126	39,576	—	(50,939)	7,336,763
Net interest income (expense)	13,656,525	(28,213)	—	—	13,628,312
Intersegment net interest income (expense)	50,939	(50,939)	—	—	—
Other revenue from external sources	2,381,447	892,242	9,450	—	3,283,139
Intersegment other revenues	32,250	(32,250)	—	—	—
Depreciation	398,531	2,282	6,811	—	407,624
Provision for loan losses	398,000	—	—	—	398,000
Segment profit	9,480,531	39,995	(51,469)	—	9,469,057
Segment assets	560,598,562	2,403,850	1,126,979	(4,403,237)	559,726,154
Expenditures for premises and equipment	533,940	—	—	—	533,940

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$19,204,639	$10,672	$—	$(97,260)	$19,118,051
Interest expense	7,147,999	93,014	—	(97,260)	7,143,753
Net interest income (expense)	12,056,640	(82,342)	—	—	11,974,298
Intersegment net interest income (expense)	97,260	(97,260)	—	—	—
Other revenue from external sources	2,421,938	1,767,459	9,450	—	4,198,847
Intersegment other revenues	43,950	(43,950)	—	—	—
Depreciation	356,100	1,979	6,813	—	364,892
Provision for loan losses	400,500	—	—	—	400,500
Segment profit	8,174,907	478,921	(110,635)	—	8,543,193
Segment assets	497,774,479	2,424,469	192,857	(2,426,866)	497,961,939
Expenditures for premises and equipment	471,427	5,117	—	—	476,544

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$7,269,814	$3,783	$—	$(16,268)	$7,257,329
Interest expense	2,540,673	12,485	—	(16,268)	2,536,890
Net interest income (expense)	4,729,141	(8,702)	—	—	4,720,439
Intersegment net interest income (expense)	16,268	(16,268)	—	—	—
Other revenue from external sources	827,112	249,377	3,150	—	1,079,639
Intersegment other revenues	2,950	(2,950)	—	—	—
Depreciation	138,501	721	2,271	—	141,393
Provision for loan losses	103,000	—	—	—	103,000
Segment profit	3,281,073	409	(10,477)	—	3,271,005
Expenditures for premises and equipment	44,716	—	—	—	44,716

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2003	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,364,308	$4,051	$—	$(16,823)	$6,351,536
Interest expense	2,360,614	12,772	—	(16,823)	2,356,563
Net interest income (expense)	4,003,694	(8,721)	—	—	3,994,973
Intersegment net interest income (expense)	16,823	(16,823)	—	—	—
Other revenue from external sources	834,655	491,851	3,150	—	1,329,656
Intersegment other revenues	14,650	(14,650)	—	—	—
Depreciation	113,700	760	2,271	—	161,731
Provision for loan losses	100,000	—	—	—	100,000
Segment profit	2,734,233	93,258	(29,556)	—	2,797,935
Expenditures for premises and equipment	324,593	—	—	—	324,593

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPE’s, for the periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all types of variable interest entities (i.e non-SPE’s) is required in financial statements for periods ending after March 15, 2004. The interpretations did not have a material effect on the Company’s financial condition or results of operations.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 13.25% at September 30, 2004 was considered satisfactory.

At September 30, 2004, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	9.77%	9.57%	4.00%
Risk-based capital ratios:
Core capital	11.14	10.91	4.00
Total capital	12.04	11.82	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2004
Commitments to extend credit	$100,877,000
Letters of credit	4,754,000

$105,631,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks	$17,532	$25,199
Interest-bearing deposits in banks	117	572
Federal funds sold	—	—
Securities	56,256	58,056
Loans, net	468,646	414,458
Loans held for sale	1,288	1,673
Premises and equipment	9,226	9,099
Other assets	6,661	6,080

	$559,726	$515,137

Total deposits	$468,690	$427,033
Other borrowings	33,239	34,835
Other liabilities	2,417	1,885
Stockholders’ equity	55,380	51,384

	$559,726	$515,137

Our assets increased by 8.66% for the first nine months of 2004. Increases of $41.6 million in deposit growth, coupled with decreases of $7.7 million in cash and due from banks were primarily used to fund loan growth of $54.1 million during the first nine months of 2004. Our deposit growth during the first nine months of 2004 included short term certificates of deposit issued through wholesale deposit brokers in the amount of $8 million. Our total equity has increased by $4.0 million year-to-date as net income of $6.1 million was offset by decreased unrealized losses on securities available-for-sale, net of tax, of $197,000 and by dividends paid of $1.9 million.

Results of Operations For The Three and Nine Months Ended September 30, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$7,257	$6,351
Interest expense	2,537	2,356

Net interest income	4,720	3,995
Provision for loan losses	103	100
Other income	1,080	1,330
Other expense	2,426	2,427

Pretax income	3,271	2,798
Income taxes	1,103	1,024

Net income	$2,168	$1,774

	Nine Months Ended September 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$20,965	$19,118
Interest expense	7,337	7,144

Net interest income	13,628	11,974
Provision for loan losses	398	401
Other income	3,283	4,199
Other expense	7,044	7,229

Pretax income	9,469	8,543
Income taxes	3,343	3,127

Net income	$6,126	$5,416

Our net interest income increased by $725,000 and $1,654,000 in the in the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Our net yield on average interest-earning assets decreased slightly to 3.58% in the first nine months of 2004 as compared to 3.60% in the first nine months of 2003. Our net yield on average interest-earning assets was 3.57% for the entire year of 2003. The increase in net interest income is attributed to an increase in average outstanding loans for the first nine months of 2004. Although net interest income has increased, the net yield on interest-earning assets has decreased due primarily to the increase in floating rate construction loans. The yields on loans decreased to 5.84% in the first nine months of 2004 compared to 6.31% in the first nine months of 2003.

The provision for loan losses amounted to $103,000 and $398,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was .95% at September 30, 2004 as compared to 1.00% at December 31, 2003. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2004 and 2003 is as follows:

	September 30,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$391	$755
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	3,144	1,452
Restructured loans	0	0
Potential problem loans	0	115
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	42	39
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through September 30, 2004 and 2003 is as follows:

	Nine Months Ended September 30,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$448,181	$372,115

Balance of allowance for loan losses at beginning of period	$4,178	$3,827

Loans charged off
Real estate	(4)	(25)
Commercial	(42)	—
Consumer installment	(41)	(66)

	(87)	(91)

Loans recovered
Real estate	2	1
Commercial	—	—
Consumer installment	11	38

	13	39

Net (charge-offs)/ recoveries	(74)	(52)

Additions to allowance charged to operating expense during period	398	401

Balance of allowance for loan losses at end of period	$4,502	$4,176

Ratio of net loans charged off during the period to average loans outstanding	.02%	.01%

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

Other operating income decreased by $250,000 and $916,000 in the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The year-to-date decreases are due primarily to decreased mortgage banking income of $875,000 as a result of reduced mortgage refinancing activity.

Other expenses have remained fairly stable as indicated by relatively no change in the third quarter of 2004 compared to 2003 and a decrease of $185,000 for the first nine months of 2004 as compared to the same periods in 2003. Other expenses have decreased during the first nine months of 2004 compared to 2003, primarily as a result of decreased salaries and employee benefits of $236,000. The reduction in salaries and employee benefits is primarily attributed to the reduction in commission based compensation for mortgage origination activity in the amount of $237,000. The number of full time equivalent employees remained at 143 at September 30, 2004 as well as September 30, 2003.

We have provided for income taxes at an effective tax rate of 35% for the first nine months of 2004, compared to 36% fo the first nine months of 2003.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The third quarter model reflects an increase of 21% in net interest income and a 11% increase in market value equity for a 200 basis point increase in rates. The same model shows a 2% decrease in net interest income and a 13% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)
Date: November 5, 2004	By:	/s/ David H. Gill
David H. Gill, President and C.E.O
(Principal Executive Officer)
Date: November 5, 2004	By:	/s/ Thomas L. Redding
Thomas L. Redding, C.F.O.
(Principal Financial and Accounting Officer)