Form 10-K
period 2004-12-31
HENRY COUNTY BANCSHARES INC
filed 2005-03-16
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2004: $125,154,470 (based on the stock price of $17.50 as of that date).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

7,151,684 shares of $2.50 par value common stock as of February 8, 2005.

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

The Bank engages in a full service commercial and consumer banking business in its primary market area of Henry County and surrounding counties, as well as a variety of deposit services provided to its customers. The Bank offers on-line banking services to its customers. Checking, savings, money market accounts and other time deposits are the primary sources of the Bank’s funds for loans and investments. The Bank offers a full complement of lending activities, including commercial, consumer installment, real estate, home equity and second mortgage loans, with particular emphasis on short and medium term obligations. Commercial lending activities are directed principally to businesses whose demands for funds fall within the

Bank’s lending limits. Consumer lending is oriented primarily to the needs of the Bank’s customers. Real estate loans include short term acquisition and construction loans. The Bank focuses primarily on residential and commercial construction loans, commercial loans secured by machinery and equipment with a developed resale market, working capital loans on a secured short term basis to established businesses in the primary service area, home equity loans of up to 80% of the current market value of the underlying real estate, residential real estate loans of up to 90% of value with adjustable rates or balloon payments due within five (5) years, and loans secured by savings accounts, other time accounts, cash value of life insurance, readily marketable stocks and bonds, or general use machinery and equipment for which a resale market has developed. The Bank makes both secured and unsecured loans to persons and entities which meet criteria established by the Bank and the executive committee. Approximately 88% of the Bank’s loan portfolio is concentrated in loans secured by real estate, most of which is located in the Bank’s primary market area. The Bank, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $10,000,000. The lending policies and procedures of the Bank are periodically reviewed and modified by the Board of Directors of the Bank in order to ensure risks are acceptable and to protect the Bank’s financial position in the market. Among other services offered are drive-up windows, night deposits, safe deposits, traveler’s checks, credit cards, cashier’s checks, notary public and other customary bank services. The Bank does not offer trust services.

The Bank maintains correspondent relationships with Wachovia Bank, Bank of America, The Bankers Bank, SunTrust Bank, Federal Home Loan Bank, and the Federal Reserve of Atlanta. These banks provide certain services to the Bank such as investing excess funds, wire transfer of funds, safekeeping of investment securities, loan participation and investment advice.

The banking business in and around Henry County, Georgia is highly competitive which includes certain major banks which have acquired formerly locally owned institutions. These banks have considerably greater resources and lending limits than the Bank. In addition to commercial banks and savings banks, the Bank competes with other financial institutions, such as credit unions, agricultural credit associations, and investment firms which provide services similar to checking accounts and commercial lending. The Bank competes with numerous institutions within the primary service areas, including local branches of Bank of America, SunTrust Bank, Wachovia, BB&T and South Trust Bank. As of December 31, 2004 the Bank held approximately 36% of the deposit accounts in the Henry County area. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

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

As of February 8, 2005 the Bank had 134 full time employees and 22 part time employees. None of the Bank’s employees are represented by a collective bargaining group. The Bank considers its relationships with its employees to be good.

A history of the Bank’s financial position for the fiscal years ended December 31, 2002, 2003 and 2004, is as follows:

		Years Ended
	2004	2003	2002
Total Assets	$570,528,323	$515,137,333	$489,152,702
Total Deposits	$470,313,491	$427,033,134	$420,149,298
Net Income	$8,383,164	$7,735,909	$7,333,838

First Metro Mortgage Co.

First Metro Mortgage Co. was formed in 1985 to provide mortgage loan origination services in the same primary market area as the Bank. Its offices are located at the Bank’s branch facility on Hudson Bridge Road in Stockbridge, Georgia. First Metro Mortgage Co. initiates long term mortgage loans but immediately sells those loans in the secondary market to investors pursuant to agreements between the investors and the company prior to funding. All loans are sold without recourse, and the Bank does not retain servicing rights or obligations with respect to those loans. First Metro Mortgage Co. realized net income of $26,239 for the 2004 fiscal year, $317,435 for the 2003 fiscal year, $108,468 in the 2002 fiscal year, and $213,126 in 2001. In 2003, First Metro Mortgage Co. was merged into and became a subsidiary of The First State Bank, effective July 1, 2003.

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

As of December 31, 2004 the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 11.07% and 11.95% respectively. A more detailed analysis of the Company’s capital and comparison to regulatory requirements is included in Note 12 in the audited financial statements included herein.

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigns each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2004, The First State Bank met the definition of a well-capitalized institution.

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

Anti-Terrorism Legislation.

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

Part II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

There is no established public trading market for the Company’s common stock. It is not traded on an exchange or in the over-the-counter market. There is no assurance that an active market will develop for the Company’s common stock in the future. Therefore, management of the Company is furnished with only limited information concerning trades of the Company’s common stock. The following table sets forth for each quarter during the most two recent fiscal years the number of shares traded and the high and low per share sales price to the extent known to management. In 2004, the Company purchased 9,308 shares of treasury stock at a price of $18.50 per share.

YEAR 2004	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	7,610	$19.00	$17.00
Second Quarter	4,885	$20.00	$17.50
Third Quarter	12,244	$18.00	$17.50
Fourth Quarter	53,382	$19.00	$17.50

YEAR 2003	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	24,307	$17.50	$16.00
Second Quarter	3,789	$16.67	$16.00
Third Quarter	25,953	$16.50	$16.50
Fourth Quarter	9,879	$20.00	$16.50

The Company has historically paid dividends on an annual basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank and by First Metro Mortgage Co. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. The following table sets forth cash dividends which have been declared and paid by the Company since January 1, 2002:

Cash Dividends Declared Per Share ($)
Fiscal 2004
First Quarter	$.09 per share
Second Quarter	$.09 per share
Third Quarter	$.09 per share
Fourth Quarter	$.14 per share

Fiscal 2003
First Quarter	$.08 per share
Second Quarter	$.08 per share
Third Quarter	$.08 per share
Fourth Quarter	$.14 per share

Fiscal 2002
First Quarter	$.08 per share
Second Quarter	$.08 per share
Third Quarter	$.08 per share
Fourth Quarter	$.11 per share

As of February 8, 2005, 7,151,684 shares of common stock were outstanding held of record by approximately 533 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

The holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. Funds for the payment of dividends of the Company are primarily obtained from dividends paid by the Bank.

There are no shares of the Company’s common stock that are subject to outstanding options or warrants to purchase, or that are convertible into, common equity of the Company, and there were no sales of unregistered securities of the Company in 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with our historical financial statements and related notes.

	As of and For the Year Ended December 31,
	2004	2003	2002	2001	2000
Total Loans	$486,723	$418,637	$350,277	$304,688	$271,529
Total Deposits	470,313	427,033	420,149	436,664	387,133
Total Borrowings	42,058	34,835	20,287	15,692	20,202
Total Assets	570,528	515,137	489,153	496,185	446,019
Interest Income	28,685	25,748	27,298	33,224	32,765
Interest Expense	10,022	9,429	10,977	16,507	17,161
Net Interest Income	18,663	16,319	16,321	16,717	15,604
Provision for Loan Losses	443	472	540	550	490
Net Interest Income After Provision	18,220	15,847	15,781	16,167	15,114
Non-Interest Income	4,322	5,531	4,546	4,644	3,753
Non-Interest Expense	9,548	9,417	9,134	8,782	8,172
Income Before Income Taxes	12,994	11,961	11,193	12,029	10,695
Provision for Income Taxes	4,611	4,225	3,859	4,056	3,507
Net Income	8,383	7,736	7,334	7,973	7,188

Net Income Per Share	1.17	1.08	1.02	1.11	1.00

Cash Dividends Declared	0.41	0.38	0.35	0.38	0.35
Book Value Per Share	7.87	7.18	6.52	5.81	5.01
Weighted Average Shares	7,159,873	7,160,992	7,161,609	7,185,993	7,204,614

QUARTERLY DATA

	Years Ended December 31,
	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$7,720	$7,257	$6,919	$6,789	$6,631	$6,351	$6,441	$6,325
Interest expense	2,685	2,537	2,425	2,375	2,286	2,356	2,390	2,397

Net interest income	5,035	4,720	4,494	4,414	4,345	3,995	4,051	3,928
Provision for loan losses	45	103	145	150	72	100	150	150

Net interest income after provision for loan losses	4,990	4,617	4,349	4,264	4,273	3,895	3,901	3,778
Noninterest income	1,039	1,080	1,148	1,055	1,332	1,330	1,435	1,434
Noninterest expenses	2,504	2,426	2,450	2,168	2,188	2,427	2,410	2,392

Income before income taxes	3,525	3,271	3,047	3,151	3,417	2,798	2,926	2,820
Provision for income taxes	1,267	1,103	1,159	1,082	1,098	1,024	1,091	1,012

Net income	$2,258	$2,168	$1,888	$2,069	$2,319	$1,774	$1,835	$1,808

Earnings per share	$.32	$.30	$.26	$.29	$0.32	$0.25	$0.26	$0.25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, The First State Bank and our mortgage subsidiary, First Metro Mortgage Co. at December 31, 2004 and 2003 and the results of operations for the three years in the period ended December 31, 2004. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Overview

The year 2004 was highlighted by continued loan and core deposit growth as Henry County continues to remain a growth leader in the metropolitan Atlanta area. Our loan portfolio grew in excess of $68 million, while our core deposit growth exceeded $31 million. Total deposits exceeded $43 million as we utilized wholesale deposits in addition to core deposits to fund our loan growth. We continued to remain the market leader as measured by deposits in Henry County, representing 36% market share as of June 30, 2004. We reported net income of $8,383,164 in 2004 as compared to $7,735,909 in 2003 and $7,333,838 in 2002. As a result of continued growth in average earning assets, coupled with a lower cost of funding during 2004, our net interest margins increased slightly to 3.61% at year end 2004, compared to 3.57% at year end 2003.

Our achievements in growth were a direct result of our commitment to quality customer service as evidenced by our receiving the 2004 Industry of the Year Award presented by the Henry County Chamber of Commerce. We believe that our continued branch expansion within the Henry County market, as well as our commitment to quality customer service, will allow us to take advantage of this continued growth.

Financial Condition at December 31, 2004 and 2003

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2004	2003
	( Dollars in Thousands)
Cash and due from banks	$17,106	$25,199
Interest-bearing deposits in banks	330	572
Federal funds sold	—	—
Securities	54,241	58,056
Loans held for sale	578	1,673
Loans, net	482,234	414,458
Premises and equipment	9,097	9,099
Other assets	6,942	6,080

	$570,528	$515,137

Total deposits	$470,313	$427,033
Other borrowings	42,058	34,835
Other liabilities	1,891	1,885
Stockholders’ equity	56,266	51,384

	$570,528	$515,137

As of December 31, 2004, we had total assets of $570 million, an increase of 10.75% over December 31, 2003. Total interest-earning assets were $542 million at December 31, 2004 or 95% of total assets as compared to $479 million at December 31, 2003 or 93% of total assets. Our primary interest-earning assets at December 31, 2004 were loans, which made up 90% of total interest-earning assets as compared to 87% at December 31, 2003. Increases of $43.2 million in deposit growth, coupled with increases in other borrowings of $7.2 million were primarily used to fund loan growth of $67.7 million. Additional funding of the loan portfolio was provided by decreases of $3.8 million in the securities portfolio, coupled with decreases in cash and due from banks of $8.1 million as well as increased shareholders’ equity. The funding component of this change was accomplished through the continued emphasis on raising core deposits as well as using alternative funding sources such as wholesale certificates of deposit, Federal Home Loan Bank Advances and other short term borrowings. The Company is favorably positioned for moderate increases in interest rates and will continue to accept opportunity cost in the short term to preserve earnings stability for the long term.

The securities portfolio provides the Company with a source of liquidity and a relatively stable source of income. The Company’s investment policy focuses on the use of the securities portfolio to manage the interest rate risk created by the inherent mismatch of the loan and deposit portfolios. The Company’s asset/liability management committee meets quarterly to review economic trends and makes recommendations as to the structure of the securities portfolio based upon this review and the Company’s projected funding needs. The Company’s securities portfolio continued to shorten in duration during 2004 as maturities and pay downs were being used to facilitate the funding of loans.

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and equity securities amounted to $54 million at December 31, 2004. Unrealized losses on securities available-for-sale were $165,627 at December 31, 2004 as compared to unrealized gains of $429,698 at December 31, 2003. Unrealized gains on securities held-to-maturity were $10,916 at December 31, 2004 as compared to $25,333 at December 31, 2003. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

Since lending activities generate the primary source of revenue, the Company’s main objective is to adhere to sound lending practices. The Board of Directors has delegated loan policy decisions and loan approval authority to the Executive Committee of the Board of Directors. The Executive Committee is composed of five outside directors and the Chief Executive Officer. The Executive Committee establishes lending policies that include underwriting guidelines on the various types of loans made as well as guidance on loan terms. The Company employs a loan approval process in which individual loan officers are provided with independent approval authority based upon their experience and training. When prospective loans are analyzed, both interest rate and credit quality objectives are considered in determining whether to make a given loan. Parameters are set on the amount of credit that can be extended to one borrower. The largest amount that can generally be extended to any one borrower without obtaining approval from the Executive Committee of the Board of Directors is $150,000. The Executive Committee is authorized to extend credit to one borrower on an unsecured basis of up to 15% of statutory capital or approximately $6.0 million and on a secured basis of up to 25% of statutory capital or approximately $10 million.

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

Loan Participations:

The Bank sells loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. (As of December 31, 2004 the Bank had no loan participations sold).

The Bank will also purchase loan participations from time to time from other banks in the ordinary course of business usually without recourse. Purchased loan participations are underwritten in accordance with the Bank’s loan policy and represent a source of loan growth to the Bank. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that the Bank often relies on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, the Bank may experience a loss on these participations. Otherwise, the Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, the Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss. (As of December 31, 2004, the Bank had purchased 59 loan participations. The total principal amount of these participations comprised 9.60% of our total portfolio on December 31, 2004).

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

For the year ended December 31, 2004, First Metro Mortgage Co. originated 284 loans totaling $41 million. These mortgage banking activities are performed exclusively by First Metro Mortgage Co. No similar activities are conducted at the Bank level. All loans originated by the Bank are classified as held for investment.

We have 88% of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family and multifamily residential properties (10%), construction loans to build one to four-family and multifamily residential properties (52%), and nonresidential properties consisting primarily of small business commercial properties (38%).

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

Our liquidity and capital resources are monitored on a monthly basis by management and periodically by State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 13% at December 31, 2004 was considered satisfactory.

At December 31, 2004, we had loan commitments outstanding of $109 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. We had arrangements with two commercial banks for additional short-term advances of $21.6 million, of which $12.2 million had been drawn upon as of December 31, 2004. We also have the ability to borrow up to $65 million, subject to available collateral, from the Federal Home Loan Bank.

At December 31, 2004, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders’ equity increased in 2004 by $4.9 million as net income of $8.4 million was offset by a decrease in other comprehensive income related to our securities available-for-sale of $392,915, by dividends paid of $2.9 million, and by the purchase of $172,198 in treasury stock. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2004, the Bank could pay dividends of $4.2 million without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of December 31, 2004 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	9.52%	9.37%	5.00%
Risk-based capital ratios:
Core capital	11.07	10.89	6.00
Total capital	11.95	11.77	10.00

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

Results of Operations For The Years Ended December 31, 2004, 2003 and 2002

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Interest income	$28,685	$25,748	$27,298
Interest expense	10,022	9,429	10,977

Net interest income	18,663	16,319	16,321
Provision for loan losses	443	472	540
Other income	4,322	5,531	4,546
Other expenses	9,548	9,417	9,134

Pretax income	12,994	11,961	11,193
Income taxes	4,611	4,225	3,859

Net income	$8,383	$7,736	$7,334

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

The net yield on average interest-earning assets increased to 3.61% in 2004 from 3.57% in 2003. The average yield on interest-earning assets decreased to 5.55% in 2004 from 5.63 % in 2003. The average yield on interest-bearing liabilities decreased to 2.50% in 2004 from 2.67 % in 2003. By increasing higher yielding loan assets, we were able to slightly increase our net interest income during 2004.

The net yield on average interest-earning assets decreased to 3.57% in 2003 from 3.73% in 2002. The average yield on interest-earning assets decreased to 5.63% in 2003 from 6.24% in 2002. The average yield on interest-earning liabilities decreased to 2.67% in 2003 from 3.13% in 2002. By selectively repricing deposit liabilities, as well as converting assets to higher yielding loan assets, we were able to substantially maintain our net yield during this period of falling interest rates.

Net interest income increased by $2.3 million in 2004 as compared to a decrease of $2,000 in 2003 and decreased by $396 thousand in 2002 as compared to 2001. The increase in 2004 was attributed to an overall increase in interest-earning assets, particularly higher earning assets such as loans, coupled with a lower cost of time deposits and short term borrowings.

Provision for Loan Losses

The provision for loan losses decreased by $29,500 to $443,000 in 2004 and decreased by $68,000 to $472,500 in 2003. The amounts provided are due primarily to our assessment of the inherent risk in the loan portfolio. Please see the section titled “Allowance for Loan Losses” for a more detailed explanation of our assessment criteria as it relates to providing for loan losses. We believe that the $4.5 million in the allowance for loan losses at December 31, 2004, or .92% of total net outstanding loans and the $4.2 million in the allowance for loan losses at December 31, 2003, or 1.00% of total net outstanding loans, are adequate at their respective dates to absorb known risks in the portfolio based upon our historical experience. Our net charge-offs were minimal in 2004, 2003 and 2002 as the ratio of charged-off loan to average loans outstanding was .03%, .03% and .03%, respectively. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income

Other income consists of service charges on deposit accounts, mortgage origination fees, gains and losses on securities transactions, gains on sale of land and other miscellaneous revenues and fees. Other income was $4.3 million in 2004 as compared to $5.5 million in 2003. The decrease is due primarily to decreased mortgage banking income earned by First Metro Mortgage Co. of $916,000, as well as less significant decreases in service charges on deposit accounts of $70,000. Mortgage banking income decreased significantly as a result of the slow down in mortgage re-financings during 2004.

The increase in other income to $5.5 million in 2003 from $4.5 million in 2002 was due to increased service charges on deposit accounts of $206,000, increased mortgage banking income earned by First Metro Mortgage Co. of $556,000, as well as the gain of $217,000 on the sale of land adjacent to our Crumbley Road branch.

Other Expenses

Other expenses were $9.5 million in 2004 as compared to $9.4 million in 2003, an increase of $130,951. Gross salaries and employee benefits’ decreased by $97,178, primarily as a result of a decrease of $235,000 in mortgage commissions paid offset by normal salary increases. The number of full time equivalent employees was 145 at December 31, 2004 as compared to 144 at December 31, 2003. Salaries and employee benefits’, net of capitalized loan fees of $1.4 million, amounted to $5.8 million at December 31, 2003 as compared to $5.7 million at December 31, 2002. Equipment and occupancy expenses increased by $93,417 in 2004 as compared to 2003, primarily as a result of increase computer depreciation expense as a result of the Company upgrading its main frame computer system during 2004. Other operating expenses increased by only $1,155 as there was no significant increase or decrease in individual other operating expense accounts, other than the costs normally associated with continued growth.

The increase in other expenses to $9.4 million in 2003 from $9.1 million in 2002 was due to increased salary and employee benefits of $82,898, increased equipment and occupancy expense of $77,274 and increased other operating expenses of $122,865.

Income Tax

Income tax expense was $4.6 million in 2004 as compared to $4.2 million in 2003. The increase is due to higher pretax income, in addition to a lower volume of nontaxable securities held in the securities portfolio. Income tax expense as a percentage of pretax income was 35% at December 31, 2004 and December 31, 2003.

The increase in income tax expense to $4.2 million in 2003 from $3.8 million in 2002 was due to lower pretax income and to a lower volume of nontaxable securities. Income tax as a percentage of pretax income was 35% in 2003 and 34% in 2002.

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

Table 1 - Distribution of Assets, Liabilities and Stockholders’ Equity Interest Rates and Interest Differentials

	Years Ended December 31,
	2004			2003			2002
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Taxable securities	$46,995	$1,365	2.90%	$45,133	$1,340	2.97%	$67,412	$3,188	4.73%
Nontaxable securities (4)	7,615	325	4.27%	11,019	447	4.06	17,282	700	4.05
Federal funds sold	6,115	82	1.34%	21,574	218	1.01	16,134	264	1.64
Interest-bearing deposits in banks	351	7	1.99%	810	23	2.84	3,187	109	3.41
Loans (2) (3)	455,993	26,906	5.90%	378,992	23,720	6.26	333,224	23,037	6.91

Total interest-earning assets	517,069	28,685	5.55%	457,528	25,748	5.63	437,239	27,298	6.24

Unrealized gains (losses) on securities	173			636			658
Allowance for loan losses	(4,394)			(4,061)			(3,632)
Cash and due from banks	21,002			22,915			23,088
Other assets	18,095			14,339			14,453

Total	$551,945			$491,357			$471,806

Interest-bearing demand & savings	$138,513	2,113	1.53%	$122,672	1,759	1.43	$130,169	2,060	1.58
Time	231,004	6,761	2.93%	210,406	6,765	3.22	199,496	7,993	4.01
Borrowings	30,939	1,148	3.71%	19,669	905	4.60	20,548	924	4.50

Total interest-bearing liabilities	400,456	10,022	2.50%	352,747	9,429	2.67	350,213	10,977	3.13

Noninterest-bearing demand	93,034			86,162			75,027
Other liabilities	4,049			3,048			2,506
Stockholders’ equity	54,406			49,400			44,060

Total	$551,945			$491,357			$471,806

Net interest income		$18,663			$16,319			$16,321

Net interest spread			3.04%			2.96%			3.11%
Net yield on average interest-earning assets			3.61%			3.57%			3.73%

(1)	Average balances were determined using the daily average balances.

(2)	Average balances of loans include nonaccrual loans.

(3)	Interest and fees on loans include $218,000, $207,000, and $212,000 of loan fee income for the years ended December 31, 2004, 2003, and 2002, respectively.

(4)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	Years Ended December 31,
	2004 to 2003			2003 to 2002
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$4,604	$(1,418)	$3,186	$2,987	$(2,304)	$683
Interest on taxable securities	54	(29)	25	(869)	(979)	(1,848)
Interest on nontaxable securities	(144)	22	(122)	(254)	1	(253)
Interest on federal funds sold	(191)	55	(136)	73	(119)	(46)
Interest on interest-bearing deposits in banks	(10)	(6)	(16)	(70)	(16)	(86)

Total interest income	4,313	(1,376)	2,937	1,867	(3,417)	(1,550)

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	237	117	354	(114)	(187)	(301)
Interest on time deposits	631	(635)	(4)	420	(1,648)	(1,228)
Interest on borrowings	443	(200)	243	(40)	21	(19)

Total interest expense	1,311	(718)	593	266	(1,814)	(1,548)

Net interest income	$3,002	$(658)	$2,344	$1,601	$(1,603)	$(2)

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

At December 31, 2004 our cumulative one year interest rate sensitivity gap ratio was 108%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$330	$—	$—	$—	$330
Federal funds sold	—	—	—	—	—
Securities	—	7,195	36,363	10,849	54,407
Loans	252,287	94,187	128,879	11,947	487,300

Total interest-earning assets	252,617	101,382	165,242	22,796	542,037

Interest-bearing liabilities:
Interest-bearing demand and savings	$146,779	$—	$—	$—	$146,779
Time deposits	57,117	110,275	67,988	—	235,380
Repurchase agreements	—	—	5,000	—	5,000
Other borrowings	12,701	—	11,000	13,357	37,058

Total interest-bearing liabilities	$216,597	$110,275	$83,988	$13,357	$424,217

Interest rate sensitivity gap	$36,020	$(8,893)	$81,254	$9,439	$117,820

Cumulative interest rate sensitivity gap	$36,020	$27,127	$108,381	$117,820

Interest rate sensitivity gap ratio	1.17	.92	1.98	1.71

Cumulative interest rate sensitivity gap ratio	1.17	1.08	1.26	1.28

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 71% of the loan portfolio is comprised of loans that have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2004	2003	2002
	(Dollars in Thousands)
U.S. Government and agency securities	$38,129	$33,770	$23,111
Mortgage-backed securities	7,878	13,987	26,021
Municipal securities	5,875	9,316	13,856

	51,882	57,073	62,988
Equity securities	2,359	983	1,483

	$54,241	$58,056	$64,471

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2004 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government and agency securities	$7,058	1.99%	$31,071	2.71%	$—	—%
Mortgage-backed securities	—	—	2,130	3.21	703	5.37
Municipal securities	100	4.70	2,946	3.87	2,082	3.77

	$7,158	2.03	$36,147	2.83	$2,785	4.17

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
U.S. Government and agency securities	$—	—%	$38,129	2.58%
Mortgage-backed securities	5,045	4.16	7,878	4.01
Municipal securities	747	5.31	5,875	4.02

	$5,792	4.30	$51,882	2.95

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

(2)	The weighted average yields for municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Commercial	$47,246	$55,075	$58,994	$51,486	$48,683
Real estate - construction	223,907	156,821	102,602	71,955	60,345
Real estate — mortgage	203,598	191,944	165,546	159,276	140,049
Consumer installment and other	11,972	14,797	23,135	21,971	22,452

	486,723	418,637	350,277	304,688	271,529
Less allowance for loan losses	(4,489)	(4,178)	(3,827)	(3,377)	(2,884)

Net loans	$482,234	$414,459	$346,450	$301,311	$268,645

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2004 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$17,585
After one through five years	27,040
After five years	2,621

47,246

Construction
One year or less	217,856
After one through five years	6,051
After five years	0

223,907

Other
One year or less	49,266
After one through five years	113,980
After five years	52,324

215,570

$486,723

The following table summarizes loans at December 31, 2004 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$130,697
Floating or adjustable interest rates	71,320

$202,017

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$498	$346	$296	$304	$262

Loans contractually past due ninety days or more as to interest or principal payments and still Accruing	3,251	1,654	1,048	1,197	7,469

Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—

Potential problem loans	—	15	120	—	—

The reduction in interest income associated with nonaccrual loans as of December 31, 2004 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$47

Interest income that was recorded on nonaccrual loans	$—

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

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Average amount of loans outstanding	$455,993	$378,992	$333,224	$286,646	$245,088

Balance of allowance for loan losses at beginning of year	$4,178	$3,827	$3,377	$2,884	$2,453

Loans charged off:
Real estate	(17)	(25)	(5)	(29)	(25)
Commercial	(45)	(15)	—	—	—
Consumer installment	(91)	(122)	(124)	(54)	(94)

	(153)	(162)	(129)	(83)	(119)

Recoveries of loans previously charged off:
Real estate	6	1	—	—	—
Commercial	—	—	—	—	—
Consumer installment	15	40	39	26	60

	21	41	39	26	60

Net loans charged off during the year	(132)	(121)	(90)	(57)	(59)

Additions to allowance charged to expense during year	443	472	540	550	490

Balance of allowance for loan losses at end of year	$4,489	$4,178	$3,827	$3,377	$2,884

Ratio of net loans charged off during the year to average loans outstanding	0.03%	0.03%	0.03%	0.02%	0.02%

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

As of the indicated dates, we had made no allocations of our allowance for loan losses to specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial	$647	9.71%	$813	13.15%	$800	16.84%	$675	16.90%	$577	17.93%
Real estate-construction	1,698	46.00	1,015	37.46	841	29.29	844	23.62	721	22.22
Real estate-mortgage	1,526	41.83	1,625	45.85	1,530	47.26	1,351	52.28	1,154	51.58
Consumer installment and other	618	2.46	725	3.54	656	6.61	507	7.20	432	8.27

Total allowance	4,489	100.00%	4,178	100.00%	$3,827	100.00%	$3,377	100.00%	$2,884	100.00%

DEPOSITS

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. (1)

	Year Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$93,034	—%	$86,162	—%	$75,027	—%
Interest-bearing demand and savings deposits	138,513	1.53	122,672	1.43	130,169	1.58
Time deposits	231,004	2.93	210,406	3.22	199,496	4.01

Total deposits	$462,551		$419,240		$404,692

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$21,981
Over three through six months	15,721
Over six through twelve months	27,284
Over twelve months	21,172

Total	$86,158

RETURN ON EQUITY AND ASSETS

The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,
	2004	2003	2002
Return on assets (1)	1.52%	1.57%	1.55%
Return on equity (2)	15.41	15.66	16.65
Dividend payout ratio (3)	35.02	35.18	34.31
Equity to assets ratio (4)	9.86	10.05	9.34

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by earnings per share.

(4)	Average equity divided by average total assets.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The 4th quarter model reflects an increase of 24% in net interest income and a 19% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 4% decrease in net interest income and a 13% decrease in economic value of equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTING DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 99.1 of this Annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2004 and 2003

Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and principal Financial and Accounting Officer concluded that our disclosure controls and procedures provide reasonable assurance of their effectiveness for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Principal Financial and Accounting Officer also concluded that our disclosure controls and procedures provide reasonable assurance of their effectiveness in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Pursuant to SEC Release No. 50754 (the “Release”), the Company has elected to complete its Form 10-K by filing an amendment within 45 days to include the information required by Item 308(a) of Regulation S-B, “management’s annual report on internal control” and the related “attestation report of the registered public accounting firm.” The Company qualifies under the conditions set forth in the Release permitting the completion of this Form 10-K by amendment.

Item 9b

OTHER INFORMATION

The Company did not file a report on Form 8-K in 2004.

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

Code of Ethics

Henry County Bancshares, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer and principal financial and accounting officers. A copy of the Henry County Bancshares, Inc. Code of Ethics will be provided to any person, without charge, upon written request made to Thomas L. Redding, Henry County Bancshares, Inc., 4806 N. Henry Boulevard, Stockbridge, Georgia 30281.

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

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report.

(1) The consolidated statements of financial conditions of Henry County Bancshares, Inc. and its subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, together with the related notes and the independent auditor’s report of Mauldin & Jenkins, LLC, independent accountants.

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

HENRY COUNTY BANCSHARES, INC.

Date: March 15, 2005	By:	/s/ David H. Gill
David H. Gill
President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 15, 2005.

/s/ Paul J. Cates, Jr.	Director
PAUL J. CATES, JR.

/s/ H. K. Elliott, Jr.	Director
H. K. ELLIOTT, JR.

/s/ G. R. Foster, III	Director
G. R. FOSTER, III

/s/ David H. Gill	President, Chief Executive Officer, Director
DAVID H. GILL

/s/ Edwin C. Kelley, Jr.	Director
EDWIN C. KELLEY, JR.

/s/ Mary Lynn E. Lambert	Director
MARY LYNN E. LAMBERT

/s/ Robert O. Linch	Director and Chairman of the Board
ROBERT O. LINCH

/s/ Ronald M. Turpin	Director
RONALD M. TURPIN

/s/ James C. Waggoner	Director
JAMES C. WAGGONER

/s/ Thoms L. Redding	Chief Financial and Accounting Officer
THOMAS L. REDDING

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Henry County Bancshares, Inc. (incorporated by reference to Exhibit 3(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789 dated July 30, 2002.)

3.2	Articles of Correction dated June 24, 1982 (incorporated by reference to Exhibit 3(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.3	Articles of Amendment dated May 27, 1997 (incorporated by reference to Exhibit 3(iii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.4	Articles of Amendment dated September 16, 1997 (incorporated by reference to Exhibit 3(iv) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.5	Bylaws of Henry County Bancshares, Inc. dated May 2, 1983 (incorporated by reference to Exhibit 3(v) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.6	Amendment to Bylaws of Henry County Bancshares, Inc. dated December 12, 1996 (incorporated by reference to Exhibit 3(vi) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10.1	Participation Agreement - Executive Salary Continuation Plan - David H. Gill (incorporated by reference to Exhibit 10(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10.2	Participation Agreement - Executive Salary Continuation Plan - William C. Strom (incorporated by reference to Exhibit 10(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

11.1	Statement of Computation of Net Earnings Per Share

21.1	Schedule of subsidiaries of the Registrant

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	Section 1350 Certifications

99.1	Consolidated Financial Statements of Registrant as of December 31, 2004 and 2003.