Form 10-K/A
period 2004-12-31
HENRY COUNTY BANCSHARES INC
filed 2005-04-26
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

In November 2004, the Securities and Exchange Commission issued an exemptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for the filing of management’s report on the Company’s internal controls over financial reporting and the required attestation on those controls from our independent registered public accountants. We elected to utilize a portion of this extension period. Therefore, Henry County Bancshares, Inc. hereby amends its Annual Report on Form 10-K, filed March 16, 2005 (the “Original Filing”), to include Management’s Report on Internal Control Over Financial Reporting and the Report of our Independent Registered Public Accounting Firm required in Item 9A, “Controls and Procedures” on Form 10-K. Except for the foregoing amendment, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

The management of Henry County Bancshares, Inc., and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Henry County Bancshares, Inc., and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting met those criteria.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. You may find this report on page 4 of this report.

/s/ David H. Gill
David H. Gill
President and Chief Executive Officer

/s/ Thomas L. Redding
Thomas L. Redding
Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Henry County Bancshares, Inc. and Subsidiaries

Stockbridge, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Henry County Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Henry County Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only inaccordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely deletion of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Henry County Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Henry County Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry County Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 18, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

April 15, 2005

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits.	See Exhibit Index immediately following certification on signature page.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC.

Date: April 26, 2005	By:	/s/ David H. Gill
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on April 26, 2005.

PAUL J. CATES, JR.	Director

/s/ H. K. Elliott, Jr. H. K. ELLIOTT, JR.	Director

/s/ G. R. Foster, III G. R. FOSTER, III	Director

/s/ David H. Gill DAVID H. GILL	President, Chief Executive Officer, Director

/s/ Edwin C. Kelley, Jr. EDWIN C. KELLEY, JR.	Director

MARY LYNN E. LAMBERT	Director

/s/ Robert O. Linch ROBERT O. LINCH	Director and Chairman of the Board

/s/ Ronald M. Turpin RONALD M. TURPIN	Director

JAMES C. WAGGONER	Director

/s/ Thomas L. Redding THOMAS L. REDDING	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

24.1	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K/A.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32.1	Section 1350 Certifications