Form 10-Q
period 2005-03-31
HENRY COUNTY BANCSHARES INC
filed 2005-05-09
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 4, 2005: 7,151,684; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(Unaudited)

	2005	2004
Assets

Cash and due from banks	$29,250,929	$17,105,749
Interest bearing deposits in banks	567,670	330,137
Federal funds sold	700,000	—
Securities available-for-sale, at fair value	49,217,429	51,449,146
Securities held-to-maturity, at cost, (fair value 2005 $429,000; 2004 $444,000)	424,033	432,725
Restricted equity securities, at cost	2,057,451	2,359,473
Loans held for sale	1,860,705	577,755

Loans	503,711,369	486,722,703
Less allowance for loan losses	4,653,696	4,488,958

Loans, net	499,057,673	482,233,745

Premises and equipment	9,016,434	9,097,573
Other assets	7,536,897	6,942,020

Total assets	$599,689,221	$570,528,323

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$91,988,144	$88,154,876
Interest-bearing	426,554,949	382,158,615

Total deposits	518,543,093	470,313,491
Other borrowings	19,962,348	42,057,905
Other liabilities	3,583,392	1,890,491

Total liabilities	542,088,833	514,261,887

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,066 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	40,656,703	39,109,140
Accumulated other comprehensive income	(322,925)	(109,314)
Treasury stock, 85,382 shares	(1,565,614)	(1,565,614)

Total stockholders’ equity	57,600,388	56,266,436

Total liabilities and stockholders’ equity	$599,689,221	$570,528,323

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income
Loans	$7,740,580	$6,326,271
Taxable securities	331,884	353,369
Nontaxable securities	59,766	95,725
Deposits in banks	1,717	2,769
Federal funds sold	18,049	10,977

Total interest income	8,151,996	6,789,111

Interest expense
Deposits	2,631,592	2,101,061
Other borrowings	319,812	274,048

Total interest expense	2,951,404	2,375,109

Net interest income	5,200,592	4,414,002
Provision for loan losses	161,250	150,000

Net interest income after provision for loan losses	5,039,342	4,264,002

Other operating income
Service charges on deposit accounts	507,781	570,052
Other service charges and fees	275,933	185,780
Mortgage banking income	206,482	299,389

Total other income	990,196	1,055,221

Other expenses
Salaries and employee benefits	1,506,915	1,293,155
Occupancy and equipment expenses	396,662	346,993
Other operating expenses	631,320	527,592

Total other expenses	2,534,897	2,167,740

Income before income taxes	3,494,641	3,151,483

Income tax expense	1,303,426	1,081,944

Net income	2,191,215	2,069,539

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net of tax	(213,611)	98,015

Comprehensive income	$1,977,604	$2,167,554

Earnings per share (weighted average shares outstanding - 7,151,684 and 7,160,992)	$0.31	$0.29

Cash dividends per share	$0.09	$0.09

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$2,191,215	$2,069,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138,759	124,490
Net (increase) decrease in loans held for sale	(1,282,950)	1,199,868
Provision for loan losses	161,250	150,000
(Increase) decrease in interest receivable	(1,684)	96,732
Increase (decrease) in interest payable	114,051	(14,518)
Net other operating activities	1,095,699	1,015,923

Net cash provided by operating activities	2,416,340	4,642,034

INVESTING ACTIVITIES
Purchases of securities available-for-sale	—	(6,491,597)
Proceeds from maturities of securities available-for-sale	1,908,064	15,690,319
Proceeds from maturities of securities held-to-maturity	8,692	15,089
Redemptions (purchases) of restricted equity securities	302,022	(484,000)
Increase in federal funds sold	(700,000)	(11,000,000)
Net (increase) decrease in interest-bearing deposits in banks	(237,533)	5,430
Net increase in loans	(16,985,178)	(23,679,238)
Purchase of premises and equipment	(57,620)	(379,899)

Net cash used in investing activities	(15,761,553)	(26,323,896)

FINANCING ACTIVITIES
Net increase in deposits	48,229,602	19,846,444
Net repayments of other borrowings	(22,095,557)	(4,683,580)
Dividends paid	(643,652)	(644,488)

Net cash provided by financing activities	25,490,393	14,518,376

Net decrease in cash and due from banks	12,145,180	(7,163,486)

Cash and due from banks, beginning of period	17,105,749	25,198,796

Cash and due from banks, end of period	$29,250,929	$18,035,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,837,353	$2,389,627

Income taxes	$—	$—

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

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: commercial banking and mortgage loan origination. The commercial banking segment provides traditional banking services offered through the First State Bank. The mortgage loan origination segment provides mortgage loan origination services offered through First Metro.

The accounting policies of the segments are the same as those described in the footnotes to the December 31, 2004 consolidated financial statements as filed in our annual report on Form 10-K. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2005	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$8,167,279	$3,678	$—	$(18,961)	$8,151,996
Interest expense	2,955,082	15,283	—	(18,961)	2,591,404
Net interest income (expense)	5,212,197	(11,605)	—	—	5,200,592
Intersegment net interest income (expense)	11,605	(11,605)	—	—	—
Other revenue from external sources	780,564	206,482	3,150	—	990,196
Intersegment other revenues	3,900	(3,900)	—	—	—
Depreciation	136,032	457	2,270	—	138,759
Provision for loan losses	161,250	—	—	—	161,250
Segment profit	3,574,933	(44,203)	(36,089)	—	3,494,641
Segment assets	600,537,424	2,910,332	943,085	(4,701,620)	599,689,221
Expenditures for premises and equipment	57,620	—	—	—	57,620

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,801,828	$3,955	$—	$(16,672)	$6,789,111
Interest expense	2,379,064	12,717	—	(16,672)	2,375,109
Net interest income (expense)	4,422,764	(8,762)	—	—	4,414,002
Intersegment net interest income (expense)	16,672	(16,672)	—	—	—
Other revenue from external sources	752,682	299,389	3,150	—	1,055,221
Intersegment other revenues	14,650	(14,650)	—	—	—
Depreciation	121,604	618	2,268	—	124,490
Provision for loan losses	150,000	—	—	—	150,000
Segment profit	3,160,555	14,540	(23,612)	—	3,151,483
Segment assets	533,738,226	1,577,383	1,141,587	(3,560,308)	532,896,888
Expenditures for premises and equipment	379,899	—	—	—	379,899

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 as filed in our annual report on Form 10-K.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 13.48% at March 31, 2005 was considered satisfactory.

At March 31, 2005, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	9.84%	9.68%	4.00%
Risk-based capital ratios:
Core capital	10.92	10.76	4.00
Total capital	11.80	11.63	8.00

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

March 31 2005
Commitments to extend credit	$101,616,000
Letters of credit	4,699,000

$106,315,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks	$29,251	$17,106
Interest-bearing deposits in banks	568	330
Federal funds sold	700	—
Securities	51,698	54,241
Loans, net	499,058	482,234
Loans held for sale	1,861	578
Premises and equipment	9,016	9,097
Other assets	7,537	6,942

	$599,689	$570,528

Total deposits	$518,543	$470,313
Other borrowings	19,962	42,058
Other liabilities	3,584	1,891
Stockholders’ equity	57,600	56,266

	$599,689	$570,528

Our assets increased by 5.11% in the first quarter of 2005. Increases of $48.2 million in deposit growth, offset by decreases of $22.1 million in our other borrowings were primarily used to fund loan growth of $16.8 million. Our loan to deposit ratio, excluding loans held for sale, was 96% at March 31, 2005, compared to 102% at December 31, 2004. Our total equity has increased by $1.3 million year-to-date as net income of $2.2 million was offset by dividends paid of $644,000 and increased unrealized losses on securities available for sale, net of tax, of $214,000.

Results of Operations For The Three Months Ended March 31, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Interest income	$8,152	$6,789
Interest expense	2,952	2,375

Net interest income	5,200	4,414
Provision for loan losses	161	150
Other income	990	1,055
Other expense	2,535	2,168

Pretax income	3,494	3,151
Income taxes	1,303	1,082

Net income	$2,191	$2,069

Our net interest income has increased by $786,000 in the first quarter of 2005 as compared to the same period in 2004. Our net yield on average interest-earning assets increased to 3.79% in the first quarter of 2005 as compared to 3.61% for the first quarter of 2004. Our net yield on average interest-earning assets was 3.61% for the entire year of 2004. The increase in net interest income is attributed to an increase in average outstanding loans, coupled with an increase in the Prime lending rate of one-half percent since December of 2004. The yields earned on loans increased to 5.94% in the first quarter of 2005 as compared to 5.89% in the first quarter of 2004.

The provision for loan losses amounted to $161,250 for the first quarter of 2005 compared to $150,000 for the first quarter of 2004. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was .92% at March 31, 2005 as well as December 31, 2004. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2005 and 2004 is as follows:

	March 31,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$987	$295
Loans contractually past due ninety days or more as to interest or principle payments and still accruing	3,055	933
Restructured loans	0	0
Potential problem loans	0	30
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	52	35
Interest income that was recorded on nonaccrual and restructured loans	0	0

The increase in nonaccrual loans from March 31, 2004 to March 31, 2005 is comprised primarily of one relationship which is in the process of collection and that we do not anticipate incurring a loss. The increase in loans past due ninety days or more and still accruing are attributed primarily to two relationships that the Bank currently is in the process of collecting and anticipates that there will be no losses.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$500,523	$429,543

Balance of allowance for loan losses at beginning of period	$4,489	$4,178

Loans charged off
Real estate	—	—
Commercial	—	—
Consumer installment	—	(9)

	—	(9)

Loans recovered
Real estate	—	—
Commercial	—	—
Consumer installment	4	6

	4	6

Net (charge-offs)/ recoveries	4	(3)

Additions to allowance charged to operating expense during period	161	150

Balance of allowance for loan losses at end of period	$4,654	$4,325

Ratio of net loans charged off during the period to average loans outstanding	—%	—%

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

Other income has decreased in the first quarter of 2005 as compared to the same period in 2004 by $65,000 due primarily to decreased service charges on deposit accounts of $62,000, as well as decreased mortgage banking income of $93,000 as a result of a lower volume in mortgage originations. These decreases were offset by an increase in other service charges and fees of $90,000. The increase in other service charges and fees are primarily the result of increases in network ATM fees as well as a one time distribution fee associated with our ATM network.

Other expenses increased in the first quarter of 2005 as compared to the same period in 2004 by $368,000, or 17%, due primarily to increased salaries and employee benefits, net of capitalized loan fees, of $214,000. Capitalized loan fees at March 31, 2005 amounted to $268,000, compared to $462,000 at March 31, 2004. Occupancy and equipment expenses increased $50,000, and other operating expenses increased $104,000. Our efficiency ratio at March 31, 2005 was 40.95% and we continue to rank at the top of our peer group percentile in the efficiency of our operations.

We have provided for income taxes at an effective tax rate of 37% for the first quarter of 2005 as compared to 34% for the first quarter of 2004, primarily due to increases in pre-tax income, in addition to a lower volume of nontaxable securities held in the securities portfolio.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The first quarter model reflects an increase of 27% in net interest income and an 18% increase in market value equity for a 200 basis point increase in rates. The same model shows a 1% decrease in net interest income and a 14% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

II - OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on April 12, 2005.

(b)	The following directors were elected at the meeting to serve for a one-year term.

Paul J. Cates, Jr.

H.K. Elliott, Jr.

G.R. Foster, III

David H. Gill

Mary Lynn Lambert

Edwin C. Kelley, Jr.

Robert O. Linch

William C. Strom, Jr.

Ronald M. Turpin

James C. Waggoner

The shares represented at the meeting (5,161,352 or 72.17%) voted as follows: 5,161,352 voted unanimously for the election of the directors.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: May 6, 2005	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: May 6, 2005	BY:	/s/ Thomas L. Redding
Thomas L. Redding, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)