Form 10-Q
period 2005-06-30
HENRY COUNTY BANCSHARES INC
filed 2005-08-08
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 5, 2005: 7,151,684; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(Unaudited)

	2005	2004
Assets
Cash and due from banks	$16,983,947	$17,105,749
Interest bearing deposits in banks	523,378	330,137
Federal funds sold	6,000,000	—
Securities available-for-sale, at fair value	53,081,964	51,449,146
Securities held-to-maturity, at cost, (fair value 2005 $316,000; 2004 $444,000)	312,733	432,725
Restricted equity securities, at cost	2,057,451	2,359,473
Loans held for sale	1,489,538	577,755

Loans	512,873,079	486,722,703
Less allowance for loan losses	4,814,251	4,488,958

Loans, net	508,058,828	482,233,745

Premises and equipment	8,951,871	9,097,573
Other assets	7,638,278	6,942,020

Total assets	$605,097,988	$570,528,323

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$85,209,315	$88,154,876
Interest-bearing	437,948,195	382,158,615

Total deposits	523,157,510	470,313,491
Other borrowings	19,501,126	42,057,905
Other liabilities	2,988,926	1,890,491

Total liabilities	545,647,562	514,261,887

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	42,433,724	39,109,140
Accumulated other comprehensive income	(249,908)	(109,314)
Treasury stock, 85,382 shares	(1,565,614)	(1,565,614)

Total stockholders’ equity	59,450,426	56,266,436

Total liabilities and stockholders’ equity	$605,097,988	$570,528,323

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$8,273,738	$6,503,217	$16,014,318	$12,829,488
Taxable securities	343,333	314,934	675,217	668,303
Nontaxable securities	59,375	82,690	119,141	178,415
Deposits in banks	4,305	2,585	6,022	5,354
Federal funds sold	65,805	15,209	83,854	26,186

Total interest income	8,746,556	6,918,635	16,898,552	13,707,746

Interest expense
Deposits	3,022,094	2,155,321	5,653,686	4,256,382
Other borrowings	247,217	269,443	567,029	543,491

Total interest expense	3,269,311	2,424,764	6,220,715	4,799,873

Net interest income	5,477,245	4,493,871	10,677,837	8,907,873
Provision for loan losses	160,000	145,000	321,250	295,000

Net interest income after provision for loan losses	5,317,245	4,348,871	10,356,587	8,612,873

Other operating income
Service charges on deposit accounts	478,956	558,533	986,737	1,128,585
Other service charges and fees	271,410	243,770	547,343	429,550
Mortgage banking income	260,895	343,476	467,377	642,865
Gains on sales of securities	—	2,500	—	2,500

Total other income	1,011,261	1,148,279	2,001,457	2,203,500

Other expenses
Salaries and employee benefits	1,540,571	1,501,301	3,047,486	2,794,456
Occupancy and equipment expenses	413,710	392,767	810,372	739,760
Other operating expenses	515,891	556,513	1,147,211	1,084,105

Total other expenses	2,470,172	2,450,581	5,005,069	4,618,321

Income before income taxes	3,858,334	3,046,569	7,352,975	6,198,052

Income tax expense	1,437,661	1,158,515	2,741,087	2,240,459

Net income	2,420,673	1,888,054	4,611,888	3,957,593

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net of tax	73,017	(547,535)	(140,594)	(449,520)

Comprehensive income	$2,493,690	$1,340,519	$4,471,294	$3,508,073

Earnings per share	$0.34	$0.26	$0.64	$0.55

Weighted average shares outstanding	7,151,684	7,160,992	7,151,684	7,160,992

Cash dividends per share	$0.09	$0.09	$0.18	$0.18

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$4,611,888	$3,957,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	283,523	266,131
Gain on sale of securities available for sale	—	(2,500)
Net decrease in loans held for sale	(911,783)	(355,442)
Provision for loan losses	321,250	295,000
Increase in interest receivable	(359,641)	(236,696)
Increase in interest payable	541,007	58,925
Net other operating activities	293,238	119,418

Net cash provided by operating activities	4,779,482	4,102,429

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(8,247,699)	(17,963,653)
Proceeds from sales of securities available-for-sale	—	102,500
Proceeds from maturities of securities available-for-sale	6,401,860	19,143,852
Proceeds from maturities of securities held-to-maturity	119,992	123,940
Redemption (purchases) of restricted equity securities	302,022	(484,000)
Net increase in federal funds sold	(6,000,000)	(4,000,000)
Net (increase) decrease in interest-bearing deposits in banks	(193,241)	369,286
Net increase in loans	(26,146,333)	(29,915,867)
Purchase of premises and equipment	(137,821)	(489,224)

Net cash used in investing activities	(33,901,220)	(33,113,166)

FINANCING ACTIVITIES
Net increase in deposits	52,844,019	33,911,448
Net (repayments of) proceeds from other borrowings	(22,556,779)	(4,817,547)
Dividends paid	(1,287,304)	(1,288,981)

Net cash provided by financing activities	28,999,936	27,804,920

Net decrease in cash and due from banks	(121,802)	(1,205,817)

Cash and due from banks, beginning of period	17,105,749	25,198,796

Cash and due from banks, end of period	$16,983,947	$23,992,979

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$5,679,708	$4,740,948

Income taxes	$2,670,000	$2,372,959

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

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2005	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$16,931,668	$7,410	$—	$(40,526)	$16,898,552
Interest expense	6,228,125	33,116	—	(40,526)	6,220,715
Net interest income (expense)	10,703,543	(25,706)	—	—	10,677,837
Intersegment net interest income (expense)	40,526	(40,526)	—	—	—
Other revenue from external sources	1,527,780	467,377	6,300	—	2,001,457
Intersegment other revenues	—	—	—	—	—
Depreciation	277,807	1,177	4,539	—	283,523
Provision for loan losses	321,250	—	—	—	321,250
Segment profit	7,455,660	(47,615)	(55,070)	—	7,352,975
Segment assets	605,947,558	2,540,160	900,912	(4,290,642)	605,097,988
Expenditures for premises and equipment	137,821	—	—	—	137,821

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$13,734,837	$7,580	$—	$(34,671)	$13,707,746
Interest expense	4,807,453	27,091	—	(34,671)	4,799,873
Net interest income (expense)	8,927,384	(19,511)	—	—	8,907,873
Intersegment net interest income (expense)	34,671	(34,671)	—	—	—
Other revenue from external sources	1,554,335	642,865	6,300	—	2,203,500
Intersegment other revenues	29,300	(29,300)	—	—	—
Depreciation	260,030	1,561	4,542	—	266,131
Provision for loan losses	295,000	—	—	—	295,000
Segment profit	6,199,458	39,586	(40,992)	—	6,198,052
Segment assets	547,548,591	3,141,879	1,124,205	(5,135,168)	546,679,507
Expenditures for premises and equipment	489,224	—	—	—	489,224

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2005	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$8,764,389	$3,732	$—	$(21,565)	$8,746,556
Interest expense	3,273,043	17,833	—	(21,565)	3,629,311
Net interest income (expense)	5,491,346	(14,101)	—	—	5,477,245
Intersegment net interest income (expense)	28,921	(28,921)	—	—	—
Other revenue from external sources	747,216	260,895	3,150	—	1,011,261
Intersegment other revenues	—	—	—	—	—
Depreciation	141,775	720	2,269	—	144,764
Provision for loan losses	160,000	—	—	—	160,000
Segment profit	3,880,727	(3,412)	(18,981)	—	3,858,334
Expenditures for premises and equipment	80,201				80,201

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,933,009	$3,625	$—	$(17,999)	$6,918,635
Interest expense	2,428,389	14,374	—	(17,999)	2,424,764
Net interest income (expense)	4,504,620	(10,749)	—	—	4,493,871
Intersegment net interest income (expense)	17,999	(17,999)	—	—	—
Other revenue from external sources	801,653	343,476	3,150	—	1,148,279
Intersegment other revenues	14,650	(14,650)	—	—	—
Depreciation	138,426	943	2,272	—	141,641
Provision for loan losses	145,000	—	—	—	145,000
Segment profit	3,038,903	25,046	(17,380)	—	3,046,569
Expenditures for premises and equipment	109,325	—	—	—	109,325

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 12.87% at June 30, 2005 was considered satisfactory.

At June 30, 2005, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The Board of Directors has approved the repurchase of up to $1million of stock into treasury if it is deemed to be in the best interest of the Company. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	9.88%	9.73%	4.00%
Risk-based capital ratios:
Core capital	11.10	10.94	4.00
Total capital	12.00	11.83	8.00

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

June 30, 2005
Commitments to extend credit	$86,465,000
Letters of credit	5,451,000

$91,916,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks	$16,984	$17,106
Interest-bearing deposits in banks	523	330
Federal funds sold	6,000	—
Securities	55,452	54,241
Loans, net	508,059	482,234
Loans held for sale	1,490	578
Premises and equipment	8,952	9,097
Other assets	7,638	6,942

	$605,098	$570,528

Total deposits	$523,158	$470,313
Other borrowings	19,501	42,058
Other liabilities	2,989	1,891
Stockholders’ equity	59,450	56,266

	$605,098	$570,528

Our assets increased by 6.06% for the first six months of 2005. Increases of $52.8 million in deposit growth, offset by decreases of $22.6 million in other borrowings were primarily used to fund loan growth of $25.8 million during the first six months of 2005. Our deposit growth during the first six months of 2005 included increases in core deposits of $31 million as well as increases in certificates of deposit issued through wholesale deposit brokers in the amount of $21 million. Our loan to deposit ratio, excluding loans held for sale, was 97% as of June 30, 2005 compared to 102% at December 31, 2004. Our total equity has increased by $3.2 million year-to-date as net income of $4.6 million was offset by increased unrealized losses on securities available-for-sale, net of tax, of $140,000 and by dividends paid of $1.3 million.

Results of Operations For The Three and Six Months Ended June 30, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$8,747	$6,919
Interest expense	3,269	2,425

Net interest income	5,478	4,494
Provision for loan losses	160	145
Other income	1,011	1,148
Other expense	2,470	2,450

Pretax income	3,859	3,047
Income taxes	1,438	1,159

Net income	$2,421	$1,888

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$16,899	$13,708
Interest expense	6,221	4,800

Net interest income	10,678	8,908
Provision for loan losses	321	295
Other income	2,001	2,203
Other expense	5,005	4,618

Pretax income	7,353	6,198
Income taxes	2,741	2,240

Net income	$4,612	$3,958

Our net interest income increased by $984,000 and $1,770,000 in the second quarter and first six months of 2005, respectively as compared to the same periods in 2004. Our net yield on average interest-earning assets increased to 3.83% in the first six months of 2005 as compared to 3.56% in the first six months of 2004. Our net yield on average interest-earning assets was 3.61% for the entire year of 2004. The increase in net interest income is attributed to an increase in average outstanding loans for the first six months of 2005, coupled with increases in the Prime lending rate since December of 2004. The yields on loans increased to 6.41% in the first six months of 2005 compared to 6.26% in the first six months of 2004.

The provision for loan losses amounted to $160,000 and $321,000 for the second quarter and first six months of 2005, respectively, as net charge-offs remain minimal The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was .94% at June 30, 2005 as compared to .92% at December 31, 2004. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2005 and 2004 is as follows:

	June 30,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$349	$438
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	3,281	2,002
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	50	40
Interest income that was recorded on nonaccrual and restructured loans	3	0

The increase in loans past due ninety days or more and still accruing are attributed primarily to two commercial loan relationships that the Bank currently is in the process of collecting and anticipates that there will be no losses.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$505,637	$440,626

Balance of allowance for loan losses at beginning of period	$4,489	$4,178

Loans charged off
Real estate	—	(13)
Commercial	—	—
Consumer installment	(11)	(23)

	(11)	(36)

Loans recovered
Real estate	9	—
Commercial	1	—
Consumer installment	5	7

	15	7

Net (charge-offs)/ recoveries	4	(29)

Additions to allowance charged to operating expense during period	321	295

Balance of allowance for loan losses at end of period	$4,814	$4,444

Ratio of net loans charged off during the period to average loans outstanding	.00%	.01%

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

Other income decreased by $137,000 and $202,000 in the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. The year-to-date decreases are due primarily to decreased mortgage banking income of $175,000 as a result of reduced mortgage refinancing activity, as well as decreased service charges on deposit accounts of $142,000. These decreases were offset by an increase in other service charges and fees of $118,000. The increase in other service charges and fees are primarily the result of increases in network ATM fees as well as a one time distribution fee associated with our ATM network.

Other expenses have remained fairly stable as indicated by an increase of $20,000 in the second quarter of 2005 and an increase of $387,000 for the first six months of 2005 as compared to the same periods in 2004. Other expenses have increased during the first six months of 2005 compared to 2004 as a result of increased salaries and employee benefits, net of capitalized loan fees, of $253,000. Capitalized loan fees at June 30, 2005 amounted to $581,000, compared to $781,000 at June 30, 2004. Our efficiency ratio at June 30, 2005 was 39% compared to 42% at June 30, 2004. Our efficiency ratio has improved as a result of increasing net interest margins and continued cost controls.

We have provided for income taxes at an effective tax rate of 37% for the first six months of 2005 as compared to 36% for the first six months of 2004, primarily due to increases in pre-tax income, in addition to a lower volume of nontaxable securities held in the securities portfolio.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The second quarter model reflects an increase of 24% in net interest income and a 15% increase in market value equity for a 200 basis point increase in rates. The same model shows a .49% decrease in net interest income and a 13.97% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: August 5, 2005	BY:	/s/ David H. Gill
David H. Gill, President and C.E.O
(Principal Executive Officer)

DATE: August 5, 2005	BY:	/s/ Thomas L. Redding
Thomas L. Redding, C.F.O.
(Principal Financial and Accounting Officer)