Form 10-Q
period 2005-09-30
HENRY COUNTY BANCSHARES INC
filed 2005-11-04
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 4, 2005: 7,151,684; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(Unaudited)

	2005	2004
Assets

Cash and due from banks	$22,902,818	$17,105,749
Interest bearing deposits in banks	482,901	330,137
Federal funds sold	30,600,000	—
Securities available-for-sale, at fair value	60,306,301	51,449,146
Securities held-to-maturity, at cost, (fair value 2005 $303,000; 2004 $454,000)	300,787	432,725
Restricted equity securities, at cost	2,057,451	2,359,473
Loans held for sale	850,622	577,755
Loans	509,295,855	486,722,703
Less allowance for loan losses	4,944,544	4,488,958

Loans, net	504,351,311	482,233,745
Premises and equipment	8,915,537	9,097,573
Other assets	8,569,589	6,942,020

Total assets	$639,337,317	$570,528,323

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$90,119,660	$88,154,876
Interest-bearing	464,033,193	382,158,615

Total deposits	554,152,853	470,313,491
Other borrowings	20,379,450	42,057,905
Other liabilities	3,372,072	1,890,491

Total liabilities	577,904,375	514,261,887

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	44,465,064	39,109,140
Accumulated other comprehensive income	(298,732)	(109,314)
Treasury stock, 85,382 shares	(1,565,614)	(1,565,614)

Total stockholders’ equity	61,432,942	56,266,436

Total liabilities and stockholders’ equity	$639,337,317	$570,528,323

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans	$9,018,860	$6,800,135	$25,033,178	$19,629,623
Taxable securities	421,125	363,080	1,096,342	1,031,383
Nontaxable securities	52,369	81,578	171,510	259,993
Deposits in banks	4,455	582	10,477	5,936
Federal funds sold	103,375	11,954	187,229	38,140

Total interest income	9,600,184	7,257,329	26,498,736	20,965,075

Interest expense
Deposits	3,451,757	2,242,535	9,105,443	6,498,917
Other borrowings	235,543	294,355	802,572	837,846

Total interest expense	3,687,300	2,536,890	9,908,015	7,336,763

Net interest income	5,912,884	4,720,439	16,590,721	13,628,312
Provision for loan losses	154,600	103,000	475,850	398,000

Net interest income after provision for loan losses	5,758,284	4,617,439	16,114,871	13,230,312

Other operating income
Service charges on deposit accounts	471,615	590,749	1,458,352	1,719,334
Other service charges and fees	240,401	239,513	787,744	669,063
Mortgage banking income	343,004	249,377	810,381	892,242
Gains on sales of securities	—	—	—	2,500

Total other income	1,055,020	1,079,639	3,056,477	3,283,139

Other expenses
Salaries and employee benefits	1,601,824	1,473,228	4,649,310	4,267,684
Occupancy and equipment expenses	425,071	408,462	1,235,443	1,148,222
Other operating expenses	534,328	544,383	1,681,539	1,628,488

Total other expenses	2,561,223	2,426,073	7,566,292	7,044,394

Income before income taxes	4,252,081	3,271,005	11,605,056	9,469,057
Income tax expense	1,577,091	1,103,076	4,318,178	3,343,535

Net income	2,674,990	2,167,929	7,286,878	6,125,522

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net of tax	(48,824)	252,841	(189,418)	(196,679)

Comprehensive income	$2,626,166	$2,420,770	$7,097,460	$5,928,843

Earnings per share	$0.37	$0.30	$1.02	$0.86

Weighted average shares outstanding	7,160,992	7,160,992	7,160,992	7,160,992

Cash dividends per share	$0.09	$0.09	$0.27	$0.27

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$7,286,878	$6,125,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	430,840	407,624
Gain on sale of securities available for sale	—	(2,500)
Net (increase) decrease in loans held for sale	(272,867)	385,663
Provision for loan losses	475,850	398,000
Increase in interest receivable	(1,088,155)	(413,840)
Increase in interest payable	576,550	61,737
Net other operating activities	463,196	405,438

Net cash provided by operating activities	7,872,292	7,367,644

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(20,034,418)	(22,970,861)
Proceeds from sales of securities available-for-sale	—	102,500
Proceeds from maturities of securities available-for-sale	10,890,266	24,722,794
Proceeds from maturities of securities held-to-maturity	131,938	132,992
Redemption (purchases) of restricted equity securities	302,022	(484,000)
Net increase in federal funds sold	(30,600,000)	—
Net (increase) decrease in interest-bearing deposits in banks	(152,764)	454,971
Net increase in loans	(22,593,416)	(54,585,924)
Purchase of premises and equipment	(248,804)	(533,940)

Net cash used in investing activities	(62,305,176)	(53,161,468)

FINANCING ACTIVITIES
Net increase in deposits	83,839,362	41,656,809
Net repayments of other borrowings	(21,678,455)	(1,596,279)
Dividends paid	(1,930,954)	(1,933,468)

Net cash provided by financing activities	60,229,953	38,127,062

Net increase (decrease) in cash and due from banks	5,797,069	(7,666,762)

Cash and due from banks, beginning of period	17,105,749	25,198,796

Cash and due from banks, end of period	$22,902,818	$17,532,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$9,331,465	$7,275,026

Income taxes	$4,150,000	$3,429,959

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

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2005	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$26,559,193	$11,198	$—	$(71,655)	$26,498,736
Interest expense	9,919,213	60,457	—	(71,655)	9,908,015
Net interest income (expense)	16,639,980	(49,259)	—	—	16,590,721
Intersegment net interest income (expense)	71,655	(71,655)	—	—	—
Other revenue from external sources	2,255,276	810,381	9,450	—	3,075,107
Intersegment other revenues	18,630	(18,630)	—	—	—
Depreciation	422,354	1,677	6,809	—	430,840
Provision for loan losses	475,850	—	—	—	475,850
Segment profit	11,717,374	(36,106)	(76,212)	—	11,605,056
Segment assets	640,225,049	1,940,085	898,843	(3,726,660)	639,337,317
Expenditures for premises and equipment	247,250	1,554	—	—	248,804

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$21,004,651	$11,363	$—	$(50,939)	$20,965,075
Interest expense	7,348,126	39,576	—	(50,939)	7,336,763
Net interest income (expense)	13,656,525	(28,213)	—	—	13,628,312
Intersegment net interest income (expense)	50,939	(50,939)	—	—	—
Other revenue from external sources	2,381,447	892,242	9,450	—	3,283,139
Intersegment other revenues	32,250	(32,250)	—	—	—
Depreciation	398,531	2,282	6,811	—	407,624
Provision for loan losses	398,000	—	—	—	398,000
Segment profit	9,480,531	39,995	(51,469)	—	9,469,057
Segment assets	560,598,562	2,403,850	1,126,979	(4,403,237)	559,726,154
Expenditures for premises and equipment	533,940	—	—	—	533,940

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2005	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$9,627,525	$3,788	$—	$(31,129)	$9,600,184
Interest expense	3,691,088	27,341	—	(31,129)	3,687,300
Net interest income (expense)	5,936,437	(23,553)	—	—	5,912,884
Intersegment net interest income (expense)	31,129	(31,129)	—	—	—
Other revenue from external sources	727,496	343,004	3,150	—	1,073,650
Intersegment other revenues	18,630	(18,630)	—	—	—
Depreciation	144,547	500	2,270	—	147,317
Provision for loan losses	154,600	—	—	—	154,600
Segment profit	4,261,714	11,509	(21,142)	—	4,252,081
Expenditures for premises and equipment	109,429	1,554	—	—	110,983

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2004	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$7,269,814	$3,783	$—	$(16,268)	$7,257,329
Interest expense	2,540,673	12,485	—	(16,268)	2,356,890
Net interest income (expense)	4,729,141	(8,702)	—	—	4,720,439
Intersegment net interest income (expense)	16,268	(16,268)	—	—	—
Other revenue from external sources	827,112	249,377	3,150	—	1,079,639
Intersegment other revenues	2,950	(2,950)	—	—	—
Depreciation	138,501	721	2,271	—	141,393
Provision for loan losses	103,000	—	—	—	103,000
Segment profit	3,281,073	409	(10,477)	—	3,271,005
Expenditures for premises and equipment	44,716	—	—	—	44,716

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management as well as State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 18% at September 30, 2005 was considered satisfactory.

At September 30, 2005, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The Board of Directors has approved the repurchase of up to $1 million of stock into treasury if it is in the best interest of the Company. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	9.93%	9.79%	4.00%
Risk-based capital ratios:
Core capital	11.36	11.20	4.00
Total capital	12.27	12.11	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30,
2005
Commitments to extend credit	$100,063,000
Letters of credit	5,339,000

$105,402,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in Thousands)
Cash and due from banks	$22,903	$17,106
Interest-bearing deposits in banks	483	330
Federal funds sold	30,600	—
Securities	62,664	54,241
Loans, net	504,351	482,234
Loans held for sale	851	578
Premises and equipment	8,915	9,097
Other assets	8,570	6,942

	$639,337	$570,528

Total deposits	$554,153	$470,313
Other borrowings	20,379	42,058
Other liabilities	3,372	1,891
Stockholders’ equity	61,433	56,266

	$639,337	$570,528

Our assets increased by 12.06% for the first nine months of 2005. Increases of $83.8 million in deposit growth, coupled with decreases of $21.7 million in other borrowings were primarily used to fund loan growth of $22.1 million, in addition to $30.6 million in federal funds sold as well as an increase of $8.4 million in securities during the first nine months of 2005. Our deposit growth during the first nine months of 2005 primarily consisted of increases in core deposits of $64 million as well as increases in certificates of deposit issued through wholesale deposit brokers in the amount of $17 million. Our loan to deposit ratio, excluding loans held for sale, was 91% as of September 30, 2005 compared to 102% at December 31, 2004. Our total equity has increased by $5.2 million year-to-date as net income of $7.3 million was offset by increased unrealized losses on securities available-for-sale, net of tax, of $189,000 and by dividends paid of $1.9 million.

Results of Operations For The Three and Nine Months Ended September 30, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$9,600	$7,257
Interest expense	3,687	2,537

Net interest income	5,913	4,720
Provision for loan losses	155	103
Other income	1,055	1,080
Other expense	2,561	2,426

Pretax income	4,252	3,271
Income taxes	1,577	1,103

Net income	$2,675	$2,168

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$26,499	$20,965
Interest expense	9,908	7,337

Net interest income	16,591	13,628
Provision for loan losses	476	398
Other income	3,056	3,283
Other expense	7,566	7,044

Pretax income	11,605	9,469
Income taxes	4,318	3,343

Net income	$7,287	$6,126

Our net interest income increased by $1,193,000 and $2,963,000 in the in the third quarter and first nine months of 2005 respectively, as compared to the same periods in 2004 Our net yield on average interest-earning assets increased to 3.85% in the first nine months of 2005 as compared to 3.58% in the first nine months of 2004. Our net yield on average interest-earning assets was 3.61% for the entire year of 2004. The increase in net interest income is attributed to an increase in average outstanding loans for the first nine months of 2005, coupled with increases in the Prime lending rate since December of 2004. The yields on loans increased to 6.54% in the first nine months of 2005 compared to 5.84% in the first nine months of 2004.

The provision for loan losses amounted to $155,000 and $476,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was .97% at September 30, 2005 as compared to .92% at December 31, 2004. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2005 and 2004 is as follows:

	September 30,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$1,072	$391
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	5,476	3,144
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	62	42
Interest income that was recorded on nonaccrual and restructured loans	0	0

The increase in nonaccrual loans is attributed to one commercial loan relationship that is in the process of being collected and the Bank does not anticipate any loss. The increase in loans past due ninety days or more and still accruing is attributed to an acquisition and development loan that the Bank anticipates collecting during the fourth quarter of 2005.

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Information regarding certain loans and allowance for loan loss data through September 30, 2005 and 2004 is as follows:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$508,266	$448,181

Balance of allowance for loan losses at beginning of period	$4,489	$4,178

Loans charged off
Real estate	—	(4)
Commercial	(12)	(42)
Consumer installment	(29)	(41)

	(41)	(87)

Loans recovered
Real estate	9	2
Commercial	1	—
Consumer installment	10	11

	20	13

Net (charge-offs)/ recoveries	(21)	(74)

Additions to allowance charged to operating expense during period	476	398

Balance of allowance for loan losses at end of period	$4,944	$4,502

Ratio of net loans charged off during the period to average loans outstanding	.00%	.02%

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

Other operating income decreased by $25,000 and $227,000 in the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The year-to-date decreases are due primarily to decreased service charges on deposit accounts of $261,000, as well as decreases of $82,000 in mortgage banking income. These decreases were offset by an increase in other service charges and fees of $119,000. The increase in other service charges and fees are primarily the result of increases in ATM usage fees as well as a one time distribution fee associated with our ATM network.

Other expenses have increased $135,000 in the third quarter of 2005 compared to 2004 and have increased $522,000 for the first nine months of 2005 as compared to the same periods in 2004. Other expenses have increased during the first nine months of 2005 compared to 2004, primarily as a result of increased salaries and employee benefits, net of capitalized loan fees, of $381,000. Capitalized loan fees at September 30, 2005 amounted to $888,000, compared to $1,044,000 at September 30, 2004. Our efficiency ratio at September 30, 2005 was 38% compared to 42% at September 30, 2004. Our efficiency ratio has improved as a result of increasing net interest margins as well as continued cost controls.

We have provided for income taxes at an effective tax rate of 37% for the first nine months of 2005, compared to 35% for the first nine months of 2004, primarily due to increases in pre-tax income, in addition to a lower volume of nontaxable securities held in the securities portfolio.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The third quarter model reflects an increase of 23% in net interest income and a 15% increase in market value equity for a 200 basis point increase in rates. The same model shows a .74% decrease in net interest income and a 13% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

Date: November 4, 2005	By:	/s/ David H. Gill
David H. Gill, President and C.E.O
(Principal Executive Officer)

Date: November 4, 2005	By:	/s/ Thomas L. Redding
Thomas L. Redding, C.F.O.
(Principal Financial and Accounting Officer)