Form 10-K
period 2005-12-31
HENRY COUNTY BANCSHARES INC
filed 2006-03-14
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, $2.50 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities

Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer   ☐    Accelerated filer  ☒    Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2005: $135,881,996 (based on the stock price of $19.00 as of that date).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,151,684 shares of $2.50 par value common stock as of February 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required by Part III of this Annual Report are incorporated by reference from the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

Forward Looking Statement Disclosure

Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of Henry County Bancshares, Inc. (the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

•	General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

•	Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields the Company achieves on loans and increase rates the Company pays on deposits, loss of the Company’s most valued customers, defection of key employees or groups of employees, or other losses;

•	Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities;

•	Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

•	Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

Part I

Item 1.	BUSINESS

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

The Company’s filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.firststateonline.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website. The website should not be considered part of this report.

The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC.

The First State Bank

The Bank was chartered by the Georgia Department of Banking and Finance in 1964. The Bank operates through its main office at 4806 North Henry Boulevard, Stockbridge, Georgia 30281, as well as five (5) full service branches located at Hudson Bridge Road in Stockbridge, East Atlanta Road in Ellenwood, John Frank Ward Boulevard in McDonough, Bill Gardner Parkway in Locust Grove and on Highway 155 in McDonough. The Bank owns two lots for the construction of future branches in Henry County, at the intersection of Chambers Road and Jonesboro Road as well as Highway 81 in McDonough. The Bank owns an additional parcel of real estate adjacent to its main office location in Stockbridge, Georgia, upon which is situated a small house leased to an unaffiliated insurance company.

The Bank engages in a full service commercial and consumer banking business in its primary market area of Henry County and surrounding counties, as well as a variety of deposit services provided to its customers. The Bank offers on-line banking services to its customers. Checking, savings, money market accounts and other time deposits are the primary sources of the Bank’s funds for loans and investments. The Bank offers a full complement of lending activities, including commercial, consumer installment, real estate, home equity and second mortgage loans, with particular emphasis on short and medium term obligations. Commercial lending activities are directed principally to businesses whose demands for funds fall within the Bank’s lending limits. Consumer lending is oriented primarily to the needs of the Bank’s customers. Real estate loans include short term acquisition and construction loans. The Bank focuses primarily on residential and commercial construction loans, commercial loans secured by machinery and equipment with a developed resale market, working capital loans on a secured short term basis to established businesses in the primary service area, home equity loans of up to 80% of the current market value of the underlying real estate, residential real estate loans of up to 90% of value with adjustable rates or balloon payments due within five (5) years, and loans secured by savings accounts, other time accounts, cash value of life insurance, readily marketable stocks and bonds, or general use machinery and equipment for which a resale market has developed. The Bank makes both secured and unsecured loans to persons and entities which meet criteria established by the Bank and the executive committee. Approximately 91% of the Bank’s loan portfolio is concentrated in loans secured by real estate, most of which is located in the Bank’s primary market area. The Bank, as a matter of state law and bank policy, does not extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $10,000,000. The lending policies and procedures of the Bank are periodically reviewed and modified by the Board of Directors of the Bank in order to ensure risks are acceptable and to protect the Bank’s financial position in the market. Among other services offered are drive-up windows, night deposits, safe deposits, traveler’s checks, credit cards, cashier’s checks, notary public and other customary bank services. The Bank does not offer trust services.

The Bank maintains correspondent relationships with Wachovia Bank, Bank of America, The Bankers Bank, SunTrust Bank, Federal Home Loan Bank, and the Federal Reserve of Atlanta. These banks provide certain services to the Bank such as investing excess funds, wire transfer of funds, safekeeping of investment securities, loan participation and investment advice.

The banking business in and around Henry County, Georgia is highly competitive which includes certain major banks which have acquired formerly locally owned institutions. These banks have considerably greater resources and lending limits than the Bank. In addition to commercial banks and savings banks, the Bank competes with other financial institutions, such as credit unions, agricultural credit associations, and investment firms which provide services similar to checking accounts and commercial lending. The Bank competes with numerous institutions within the primary service areas, including local branches of Bank of America, SunTrust Bank, Wachovia and BB&T. As of December 31, 2005 the Bank held approximately 33% of the deposit accounts in the Henry County area. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

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

As of February 8, 2006 the Bank had 137 full time employees and 26 part time employees. None of the Bank’s employees are represented by a collective bargaining group. The Bank considers its relationships with its employees to be good.

A history of the Bank’s financial position for the fiscal years ended December 31, 2003, 2004 and 2005, is as follows:

	Years Ended
	12/31/2005	2004	2003
Total Assets	$631,033,297	$570,528,323	$515,137,333
Total Deposits	$545,247,129	$470,313,491	$427,033,134
Net Income	$10,275,922	$8,383,164	$7,735,909

First Metro Mortgage Co.

First Metro Mortgage Co. was formed in 1985 to provide mortgage loan origination services in the same primary market area as the Bank. Its offices are located at the Bank’s branch facility on Hudson Bridge Road in Stockbridge, Georgia. First Metro Mortgage Co. initiates long term mortgage loans but immediately sells those loans in the secondary market to investors pursuant to agreements between the investors and the company prior to funding. Under the agreements, investors generally have limited right of recourse to the company for normal representations and warranties and, in some cases, delinquencies within the first three to six months, which lead to loan default and foreclosure. These recourse provisions represent off-balance sheet risks in the normal course of business. These loans are sold with servicing rights attached, therefore, no servicing rights are retained by First Metro Mortgage Co.

First Metro Mortgage Co. realized a net loss of $42,624 for 2005, net income of $26,239 for 2004 and $317,435 for 2003. First Metro Mortgage Co. was merged into and became a subsidiary of The First State Bank, effective July 1, 2003.

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

The Georgia Department requires similar approval prior to the acquisition of any additional banks. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of three years or more prior to the date of application to the Department for approval of such acquisition.

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

As of December 31, 2005 the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 11.53% and 12.44% respectively. A more detailed analysis of the Company’s capital and comparison to regulatory requirements is included in Note 12 in the audited financial statements included herein.

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigns each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2005, The First State Bank met the definition of a well-capitalized institution.

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

Item 1A.	RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Bank in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income

Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in construction lending, an important factor in the Company’s revenue growth over the years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See “Quantitative and Qualitative Disclosures about Market Risk.”

Slower than anticipated growth in new branches and new product and service offerings could result in reduced net income

We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

The financial services industry is very competitive

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see “Business – Competition” in Item 1 above. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income

We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively effect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

No active trading market for the common stock may ever develop

There is no public market for our common stock and it does not trade on any national securities exchange or over the counter. We can give no assurance that an active trading market will ever develop for the common stock. If an active trading market does not develop, you may not be able to sell your common stock when desired at a price that would be acceptable to you.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

4979 Bill Gardner Parkway, Locust Grove, Georgia—This location contains a one-story building consisting of 4,000 square feet, with ATM and drive-thru service.

2316 Highway 155, McDonough, Georgia—This full service banking location is a single-story facility consisting of approximately 5,500 square feet with ATM and drive-thru service.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, PURCHASES OF EQUITY SECURITIES, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

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

YEAR 2005	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	9,779	$18.75	$18.50
Second Quarter	16,756	$19.00	$18.75
Third Quarter	11,980	$20.00	$19.00
Fourth Quarter	12,588	$20.00	$19.50

YEAR 2004	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	7,610	$19.00	$17.00
Second Quarter	4,885	$20.00	$17.50
Third Quarter	12,244	$18.00	$17.50
Fourth Quarter	53,382	$19.00	$17.50

The Company has historically paid dividends on an annual basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank and by First Metro Mortgage Co. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. The following table sets forth cash dividends which have been declared and paid by the Company since January 1, 2003:

Cash Dividends Declared Per Share ($)
Fiscal 2005
First Quarter	$.09 per share
Second Quarter	$.09 per share
Third Quarter	$.09 per share
Fourth Quarter	$.22 per share
Fiscal 2004
First Quarter	$.09 per share
Second Quarter	$.09 per share
Third Quarter	$.09 per share
Fourth Quarter	$.14 per share
Fiscal 2003
First Quarter	$.08 per share
Second Quarter	$.08 per share
Third Quarter	$.08 per share
Fourth Quarter	$.14 per share

As of February 8, 2006, 7,151,684 shares of common stock were outstanding held of record by approximately 567 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

The holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. Funds for the payment of dividends of the Company are primarily obtained from dividends paid by the Bank.

There are no shares of the Company’s common stock that are subject to outstanding options or warrants to purchase, or that are convertible into, common equity of the Company, and there were no sales of unregistered securities of the Company in 2005.

Issuer Purchases of Equity Securities

The Company did not purchase shares of the Company’s common stock during the quarter ended December 31, 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with our historical financial statements and related notes.

	As of and For the Year Ended December 31,
	2005	2004	2003	2002	2001
Total Loans	$518,114	$486,723	$418,637	$350,277	$304,688
Total Deposits	545,247	470,313	427,033	420,149	436,664
Total Borrowings	19,988	42,058	34,835	20,287	15,692
Total Assets	631,033	570,528	515,137	489,153	496,185
Interest Income	36,602	28,685	25,748	27,298	33,224
Interest Expense	13,859	10,022	9,429	10,977	16,507
Net Interest Income	22,743	18,663	16,319	16,321	16,717
Provision for Loan Losses	546	443	472	540	550
Net Interest Income After Provision	22,197	18,220	15,847	15,781	16,167
Non-Interest Income	3,983	4,322	5,531	4,546	4,644
Non-Interest Expense	10,239	9,548	9,417	9,134	8,782
Income Before Income Taxes	15,941	12,994	11,961	11,193	12,029
Provision for Income Taxes	5,665	4,611	4,225	3,859	4,056
Net Income	10,276	8,383	7,736	7,334	7,973
Net Income Per Share	1.44	1.17	1.08	1.02	1.11
Cash Dividends Declared	0.49	0.41	0.38	0.35	0.38
Book Value Per Share	8.77	7.87	7.18	6.52	5.81
Weighted Average Shares	7,151,684	7,159,873	7,160,992	7,161,609	7,185,993

QUARTERLY DATA

	Years Ended December 31,
	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$10,103	$9,600	$8,747	$8,152	$7,720	$7,257	$6,919	$6,789
Interest expense	3,951	3,687	3,269	2,952	2,685	2,537	2,425	2,375

Net interest income	6,152	5,913	5,478	5,200	5,035	4,720	4,494	4,414
Provision for loan losses	70	155	160	161	45	103	145	150

Net interest income after provision for loan losses	6,082	5,758	5,318	5,039	4,990	4,617	4,349	4,264
Noninterest income	927	1,055	1,011	990	1,039	1,080	1,148	1,055
Noninterest expenses	2,673	2,561	2,470	2,535	2,504	2,426	2,450	2,168

Income before income taxes	4,336	4,252	3,859	3,494	3,525	3,271	3,047	3,151
Provision for income taxes	1,347	1,577	1,438	1,303	1,267	1,103	1,159	1,082

Net income	$2,989	$2,675	$2,421	$2,191	$2,258	$2,168	$1,888	$2,069

Earnings per share	$.42	$.37	$.34	$.31	$0.32	$0.30	$0.26	$0.29

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, The First State Bank and our mortgage subsidiary, First Metro Mortgage Co. at December 31, 2005 and 2004 and the results of operations for the three years in the period ended December 31, 2005. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Overview

The year 2005 was highlighted by continued loan and core deposit growth as Henry County continues to remain a growth leader in the metropolitan Atlanta area. Our loan portfolio grew in excess of $30 million, while our core deposit growth exceeded $60 million. Total deposits exceeded $74 million as we utilized wholesale deposits in addition to core deposits to fund our loan growth. We continued to remain the market leader as measured by deposits in Henry County, representing 33% market share as of June 30, 2005. We reported net income of $10,275,922 in 2005 as compared to $8,383,164 in 2004 and $7,735,909 in 2003. As a result of continued growth in average earning assets, coupled with increases in the Prime lending rate, our net interest margins increased to 3.90% at year end 2005, compared to 3.61% at year end 2004.

We believe that our continued branch expansion within the Henry County market, as well as our commitment to quality customer service, will allow us to take advantage of this continued growth.

Financial Condition at December 31, 2005 and 2004

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2005	2004
	(Dollars in Thousands)
Cash and due from banks	$15,951	$17,106
Interest-bearing deposits in banks	388	330
Federal funds sold	9,600	—
Securities	72,702	54,241
Loans held for sale	822	578
Loans, net	513,142	482,234
Premises and equipment	9,041	9,097
Other assets	9,387	6,942

	$631,033	$570,528

Total deposits	$545,247	$470,313
Other borrowings	19,988	42,058
Other liabilities	3,050	1,891
Stockholders’ equity	62,748	56,266

	$631,033	$570,528

As of December 31, 2005, we had total assets of $631 million, an increase of 10.61% over December 31, 2004. Total interest-earning assets were $602 million at December 31, 2005 as compared to $542 million at December 31, 2004 or 95% of total assets, respectively. Our primary interest-earning assets at December 31, 2005 were loans, which made up 86% of total interest-earning assets as compared to 90% at December 31, 2004. Increases of $74.9 million in deposit growth, offset by decreases in other borrowings of $22.0 million were primarily used to fund loan growth of $30.9 million as well as increasing the investment securities portfolio by $18.4 million, as well as federal funds sold by $9.6 million. Our total equity increased by $6.5 million year-to-date as net income of $10.3 million was offset by increased unrealized losses on securities available-for-sale, net of tax of $290,000 and by dividends paid of $3.5 million.

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

The securities portfolio provides the Company with a source of liquidity and a relatively stable source of income. The Company’s investment policy focuses on the use of the securities portfolio to manage the interest rate risk created by the inherent mismatch of the loan and deposit portfolios. The Company’s asset/liability management committee meets quarterly to review economic trends and makes recommendations as to the structure of the securities portfolio based upon this review and the Company’s projected funding needs. The Company’s securities portfolio continued to shorten in duration during 2005 as maturities and pay downs were being used to facilitate the funding of loans.

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and equity securities amounted to $73 million at December 31, 2005. Unrealized losses on securities available-for-sale were $605,274 at December 31, 2005 as compared to unrealized losses of $165,627 at December 31, 2004. Unrealized gains on securities held-to-maturity were $1,381 at December 31, 2005 as compared to $10,916 at December 31, 2004. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

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

Loan Participations:

The Bank sells loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. (As of December 31, 2005 the Bank had no loan participations sold).

The Bank will also purchase loan participations from time to time from other banks in the ordinary course of business usually without recourse. Purchased loan participations are underwritten in accordance with the Bank’s loan policy and represent a source of loan growth to the Bank. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that the Bank often relies on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, the Bank may experience a loss on these participations. Otherwise, the Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, the Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss. (As of December 31, 2005, the Bank had purchased 31 loan participations. The total principal amount of these participations comprised 9.70% of our total portfolio on December 31, 2005).

Through the Company’s mortgage subsidiary, First Metro Mortgage Co., first mortgage loans are originated for immediate sale to investors. The loans are sold with servicing rights attached; therefore, no servicing rights are retained by the Company. Gains and losses on the sale of loans are recognized at the settlement date and are determined by the difference between the selling price and the carrying value of the loans sold.

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

For the year ended December 31, 2005, First Metro Mortgage Co. originated 268 loans totaling $38 million. These mortgage banking activities are performed exclusively by First Metro Mortgage Co. No similar activities are conducted at the Bank level. All loans originated by the Bank are classified as held for investment.

We have 91% of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family and multifamily residential properties (10%), construction loans to build one to four-family and multifamily residential properties (55%), and nonresidential properties consisting primarily of small business commercial properties (35%).

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

Our liquidity and capital resources are monitored on a monthly basis by management and periodically by State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 15% at December 31, 2005 was considered satisfactory.

At December 31, 2005, we had loan commitments outstanding of $104 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. We had arrangements with two commercial banks for additional short-term advances of $31.6 million, of which none had been drawn upon as of December 31, 2005. We also have the ability to borrow up to $102 million, subject to available collateral, from the Federal Home Loan Bank.

At December 31, 2005, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased in 2005 by $6.5 million as net income of $10.3 million was offset by a decrease in other comprehensive income related to our securities available-for-sale of $290,167, and by dividends paid of $3.5 million. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2005, the Bank could pay dividends of $5.2 million without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of December 31, 2005 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	9.73%	9.60%	5.00%
Risk-based capital ratios:
Core capital	11.53	11.37	6.00
Total capital	12.44	12.28	10.00

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

Results of Operations For The Years Ended December 31, 2005, 2004 and 2003

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Interest income	$36,602	$28,685	$25,748
Interest expense	13,859	10,022	9,429

Net interest income	22,743	18,663	16,319
Provision for loan losses	546	443	472
Other income	3,983	4,322	5,531
Other expenses	10,239	9,548	9,417

Pretax income	15,941	12,994	11,961
Income taxes	5,665	4,611	4,225

Net income	$10,276	$8,383	$7,736

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

The net yield on average interest-earning assets increased to 3.90% in 2005 from 3.61% in 2004. The average yield on interest-earning assets increased to 6.27% in 2005 from 5.55 % in 2004. The average yield on interest-bearing liabilities increased to 3.05% in 2005 from 2.50 % in 2004. By increasing higher yielding loan assets, we were able to increase our net interest income during 2005.

The net yield on average interest-earning assets increased to 3.61% in 2004 from 3.57% in 2003. The average yield on interest-earning assets decreased to 5.55% in 2004 from 5.63% in 2003. The average yield on interest-earning liabilities decreased to 2.50% in 2004 from 2.67% in 2003.

Net interest income increased by $4.1 million in 2005 as compared to an increase of $2.3 million in 2004 and a decrease of $2,000 in 2003 compared to 2002. The increase in 2005 was attributed to an overall increase in average interest-earning assets, coupled with increases in the Prime lending rate since December 2004.

Provision for Loan Losses

The provision for loan losses increased by $103,150 to $546,150 in 2005 and decreased by $29,500 to $443,000 in 2004. The amounts provided are due primarily to our assessment of the inherent risk in the loan portfolio. Please see the section titled “Allowance for Loan Losses” for a more detailed explanation of our assessment criteria as it relates to providing for loan losses. We believe that the $4.9 million in the allowance for loan losses at December 31, 2005, or .96% of total net outstanding loans and the $4.5 million in the allowance for loan losses at December 31, 2004, or .92% of total net outstanding loans, are adequate at their respective dates to absorb known risks in the portfolio based upon our historical experience. Our net charge-offs were minimal in 2005, 2004 and 2003 as the ratio of charged-off loan to average loans outstanding was .01%, .03% and .03%, respectively. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income

Other income consists of service charges on deposit accounts, other service charges and fees, gain on sale of land and mortgage banking income. Other income was $4.0 million in 2005 as compared to $4.3 million in 2004. The decrease is due primarily to decreased service charges on deposit accounts of $372,000, as well as less significant decreases in mortgage banking income of $122,000. Decreases in service charges on deposit accounts can be attributed in part to the introduction of two non-service charge demand deposit accounts during 2005.

Other income was $4.3 million in 2004 as compared to $5.5 million in 2003. The decrease is due primarily to decreased mortgage banking income earned by First Metro Mortgage Co. of $916,000, as well as less significant decreases in service charges on deposit accounts of $70,000. Mortgage banking income decreased significantly as a result of the slow down in mortgage re-financings during 2004.

Other Expenses

Other expenses were $10.2 million in 2005 as compared to $9.5 million in 2004, an increase of $690,627. Gross salaries and employee benefits’ increased by $541,666, primarily as a result of normal salary and incentive increases of $388,000 coupled with decreases in capitalized loan fees in the amount of $154,000. The number of full time equivalent employees was 150 at December 31, 2005 as compared to 145 at December 31, 2004. Salaries and employee benefits’, net of capitalized loan fees of $1.3 million, amounted to $5.8 million at December 31, 2004 as compared to $5.8 million at December 31, 2003. Equipment and occupancy expenses increased by $109,552 in 2005 as compared to 2004, primarily as a result of increased computer and fixtures depreciation expense as a result of the Company upgrading its ATM network during 2005. Other operating expenses increased by only $39,409 as there was no significant increase or decrease in individual other operating expense accounts, other than the costs normally associated with continued growth.

The increase in other expenses to $9.5 million in 2004 from $9.4 million in 2003 was due to increased salary and employee benefits of $36,379 increased equipment and occupancy expense of $93,417 and increased other operating expenses of $1,155.

Income Tax

Income tax expense was $5.6 million in 2005 as compared to $4.6 million in 2004. The increase is due to higher pretax income, in addition to a lower volume of nontaxable securities held in the securities portfolio. Income tax expense as a percentage of pretax income was 36% at December 31, 2005 and 35% at December 31, 2004.

The increase in income tax expense to $4.6 million in 2004 from $4.2 million in 2003 was due to higher pretax income and to a lower volume of nontaxable securities. Income tax as a percentage of pretax income was 35% in 2004 and 2003.

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

Table 1 - Distribution of Assets, Liabilities and Stockholders’ Equity Interest Rates and Interest Differentials

	Years Ended December 31,
	2005			2004			2003
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Taxable securities	$52,793	$1,639	3.10%	$46,995	$1,365	2.90%	$45,133	$1,340	2.97%
Nontaxable securities (4)	5,677	226	3.98%	7,615	325	4.27	11,019	447	4.06
Federal funds sold	13,895	495	3.56%	6,115	82	1.34	21,574	218	1.01
Interest-bearing deposits in banks	521	15	2.88%	351	7	1.99	810	23	2.84
Loans (2) (3)	510,733	34,226	6.70%	455,993	26,906	5.90	378,992	23,720	6.26

Total interest-earning assets	583,619	36,601	6.27%	517,069	28,685	5.55	457,528	25,748	5.63

Unrealized gains (losses) on securities	(426)			173			636
Allowance for loan losses	(4,782)			(4,394)			(4,061)
Cash and due from banks	19,822			21,002			22,915
Other assets	17,934			18,095			14,339

Total	$616,167			$551,945			$491,357

Interest-bearing demand & savings	$153,669	3,204	2.09%	$138,513	2,113	1.53	$122,672	1,759	1.43
Time	278,152	9,609	3.45%	231,004	6,761	2.93	210,406	6,765	3.22
Borrowings	22,759	1,046	4.60%	30,939	1,148	3.71	19,669	905	4.60

Total interest-bearing liabilities	454,580	13,859	3.05%	400,456	10,022	2.50	352,747	9,429	2.67

Noninterest-bearing demand	97,100			93,034			86,162
Other liabilities	4,484			4,049			3,048
Stockholders’ equity	60,003			54,406			49,400

Total	$616,167			$551,945			$491,357

Net interest income		$22,742			$18,663			$16,319

Net interest spread			3.22%			3.04%			2.96%
Net yield on average interest-earning assets			3.90%			3.61%			3.57%

(1)	Average balances were determined using the daily average balances.

(2)	Average balances of loans include nonaccrual loans.

(3)	Interest and fees on loans include $223,000, $218,000, and $207,000 of loan fee income for the years ended December 31, 2005, 2004, and 2003, respectively.

(4)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	Years Ended December 31,
	2005 to 2004			2004 to 2003
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$3,436	$3,884	$7,320	$4,604	$(1,418)	$3,186
Interest on taxable securities	176	98	274	54	(29)	25
Interest on nontaxable securities	(78)	(21)	(99)	(144)	22	(122)
Interest on federal funds sold	179	234	413	(191)	55	(136)
Interest on interest-bearing deposits in banks	4	4	8	(10)	(6)	(16)

Total interest income	3,717	4,199	7,916	4,313	(1,376)	2,937

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	251	840	1,091	237	117	354
Interest on time deposits	1,662	1,186	2,848	631	(635)	(4)
Interest on borrowings	(342)	240	(102)	443	(200)	243

Total interest expense	1,571	2,266	3,837	1,311	(718)	593

Net interest income	$2,146	$1,933	$4,079	$3,002	$(658)	$2,344

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

At December 31, 2005 our cumulative one year interest rate sensitivity gap ratio was 114%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$388	$—	$—	$—	$388
Federal funds sold	9,600	—	—	—	9,600
Securities	7,858	26,773	30,646	5,973	71,250
Loans	304,220	72,949	128,190	13,577	518,936

Total interest-earning assets	322,066	99,722	158,836	19,550	600,174

Interest-bearing liabilities:
Interest-bearing demand and savings	$160,385	$—	$—	$—	$160,385
Time deposits	62,424	146,541	91,281	—	300,246
Repurchase agreements	—	—	5,000	—	5,000
Other borrowings	1,060	—	13,928	—	14,988

Total interest-bearing liabilities	$223,869	$146,541	$110,209	$—	$480,619

Interest rate sensitivity gap	$98,197	$(46,819)	$48,627	$19,550	$119,555

Cumulative interest rate sensitivity gap	$98,197	$51,378	$100,005	$119,555

Interest rate sensitivity gap ratio	1.44	.68	1.44	0.00

Cumulative interest rate sensitivity gap ratio	1.44	1.14	1.21	1.25

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 73% of the loan portfolio is comprised of loans that have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2005	2004	2003
	(Dollars in Thousands)
U.S. Government and agency securities	$60,192	$38,129	$33,770
Mortgage-backed securities	4,886	7,878	13,987
Municipal securities	5,567	5,875	9,316

	70,645	51,882	57,073
Equity securities	2,057	2,359	983

	$72,702	$54,241	$58,056

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government and agency securities	$32,723	3.29%	$27,469	4.00%	$—	—%
Mortgage-backed securities	73	5.04	1,147	4.04	504	5.18
Municipal securities	1,644	3.51	1,665	3.79	1,715	3.78

	$34,440	3.30	$30,281	3.99	$2,219	4.09

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
U.S. Government and agency securities	$—	—%	$60,192	3.62%
Mortgage-backed securities	3,162	4.61	4,886	4.55
Municipal securities	543	5.36	5,567	3.84

	$3,705	4.72	$70,645	3.70

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

(2)	The weighted average yields for municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Commercial	$36,349	$47,246	$55,075	$58,994	$51,486
Real estate - construction	260,912	223,907	156,821	102,602	71,955
Real estate – mortgage	210,366	203,598	191,944	165,546	159,276
Consumer installment and other	10,487	11,972	14,797	23,135	21,971

	518,114	486,723	418,637	350,277	304,688
Less allowance for loan losses	(4,972)	(4,489)	(4,178)	(3,827)	(3,377)

Net loans	$513,142	$482,234	$414,459	$346,450	$301,311

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$14,293
After one through five years	20,317
After five years	1,739

36,349

Construction
One year or less	250,787
After one through five years	10,125
After five years	0

260,912

Other
One year or less	57,559
After one through five years	129,283
After five years	34,011

220,853

$518,114

The following table summarizes loans at December 31, 2005 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$129,073
Floating or adjustable interest rates	66,403

$195,476

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$782	498	$346	$296	$304
Loans contractually past due ninety days or more as to interest or principal payments and still Accruing	4,173	3,251	1,654	1,048	1,197
Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—
Potential problem loans	—	—	15	120	—

The reduction in interest income associated with nonaccrual loans as of December 31, 2005 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$67

Interest income that was recorded on nonaccrual loans	$—

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

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Average amount of loans outstanding	$510,733	$455,993	$378,992	$333,224	$286,646

Balance of allowance for loan losses at beginning of year	$4,489	$4,178	$3,827	$3,377	$2,884

Loans charged off:
Real estate	(21)	(17)	(25)	(5)	(29)
Commercial	(12)	(45)	(15)	—	—
Consumer installment	(53)	(91)	(122)	(124)	(54)

	(86)	(153)	(162)	(129)	(83)

Recoveries of loans previously charged off:
Real estate	9	6	1	—	—
Commercial	1	—	—	—	—
Consumer installment	13	15	40	39	26

	23	21	41	39	26

Net loans charged off during the year	(63)	(132)	(121)	(90)	(57)

Additions to allowance charged to expense during year	546	443	472	540	550

Balance of allowance for loan losses at end of year	$4,972	$4,489	$4,178	$3,827	$3,377

Ratio of net loans charged off during the year to average loans Outstanding	0.01%	0.03%	0.03%	0.03%	0.02%

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

As of the indicated dates, we had made no allocations of our allowance for loan losses to specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial	$554	7.01%	$647	9.71%	$813	13.15%	$800	16.84%	$675	16.90%
Real estate-construction	2,066	50.35	1,698	46.00	1,015	37.46	841	29.29	844	23.62
Real estate-mortgage	1,827	40.60	1,526	41.83	1,625	45.85	1,530	47.26	1,351	52.28
Consumer installment and other	525	2.04	618	2.46	725	3.54	656	6.61	507	7.20

Total allowance	4,972	100.00%	4,489	100.00%	$4,178	100.00%	$3,827	100.00%	$3,377	100.00%

DEPOSITS

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. (1)

	Year Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$97,101	—%	$93,034	—%	$86,162	—%
Interest-bearing demand and savings deposits	153,669	2.09	138,513	1.53	122,672	1.43
Time deposits	278,152	3.45	231,004	2.93	210,406	3.22

Total deposits	$528,922		$462,551		$419,240

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$30,508
Over three through six months	24,093
Over six through twelve months	36,081
Over twelve months	41,519

Total	$132,201

RETURN ON EQUITY AND ASSETS

The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,
	2005	2004	2003
Return on assets (1)	1.67%	1.52%	1.57%
Return on equity (2)	17.13	15.41	15.66
Dividend payout ratio (3)	34.03	35.02	35.18
Equity to assets ratio (4)	9.74	9.86	10.05

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by earnings per share.

(4)	Average equity divided by average total assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The 4th quarter model reflects an increase of 22% in net interest income and a 14% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 1% increase in net interest income and a 12% decrease in economic value of equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2005 and 2004

Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Item 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal controls or in other factors that could affect internal controls subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Management’s Report on Internal Control over Financial Reporting

The management of Henry County Bancshares, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the Company’s published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Henry County Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting met those criteria.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. You may find this report on page 46 of this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Henry County Bancshares, Inc. and Subsidiaries

Stockbridge, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Henry County Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Henry County Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Henry County Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Henry County Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry County Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 14, 2006 expressed an unqualified opinion.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

February 14, 2006

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The remaining information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Annual Report.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

(1) Financial statements: The consolidated statements of financial conditions of Henry County Bancshares, Inc. and its subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, together with the related notes and the independent auditor’s report of Mauldin & Jenkins, LLC, independent accountants.

(2) Financial statement schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC.

Date: March 13, 2006	By:	/s/ David H. Gill
David H. Gill President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Gill, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 13, 2006.

/s/ Paul J. Cates, Jr. PAUL J. CATES, JR.	Director

/s/ H. K. Elliott, Jr. H. K. ELLIOTT, JR.	Director

/s/ G. R. Foster, III G. R. FOSTER, III	Director

/s/ David H. Gill DAVID H. GILL	President, Chief Executive Officer, Director

/s/ Edwin C. Kelley, Jr. EDWIN C. KELLEY, JR.	Director

/s/ Mary Lynn E. Lambert MARY LYNN E. LAMBERT	Director

/s/ Robert O. Linch ROBERT O. LINCH	Director and Chairman of the Board

/s/ William C. Strom WILLIAM C. STROM	Director and Executive Vice President

/s/ Ronald M. Turpin RONALD M. TURPIN	Director

/s/ James C. Waggoner JAMES C. WAGGONER	Director

/s/ Thomas L. Redding THOMAS L. REDDING	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of Henry County Bancshares, Inc. (incorporated by reference to Exhibit 3(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789 dated July 30, 2002.)

3.2	Articles of Correction dated June 24, 1982 (incorporated by reference to Exhibit 3(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.3	Articles of Amendment dated May 27, 1997 (incorporated by reference to Exhibit 3(iii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.4	Articles of Amendment dated September 16, 1997 (incorporated by reference to Exhibit 3(iv) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.5	Bylaws of Henry County Bancshares, Inc. dated May 2, 1983 (incorporated by reference to Exhibit 3(v) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.6	Amendment to Bylaws of Henry County Bancshares, Inc. dated December 12, 1996 (incorporated by reference to Exhibit 3(vi) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10.1	Participation Agreement - Executive Salary Continuation Plan - David H. Gill (incorporated by reference to Exhibit 10(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10.2	Participation Agreement - Executive Salary Continuation Plan - William C. Strom (incorporated by reference to Exhibit 10(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

11	Statement of Computation of Net Earnings Per Share

13	Consolidated Financial Statements of Registrant as of December 31, 2005 and 2004.

21	Schedule of subsidiaries of the Registrant

24	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32	Section 1350 Certifications