Form 10-Q
period 2006-03-31
HENRY COUNTY BANCSHARES INC
filed 2006-05-09
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2006: 7,151,684; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2006 AND DECEMBER 31, 2005

(Unaudited)

	2006	2005
Assets
Cash and due from banks	$21,674,310	$15,950,626
Interest- bearing deposits in banks	156,412	388,078
Federal funds sold	9,200,000	9,600,000
Securities available for sale, at fair value	69,291,588	70,348,924
Securities held to maturity, at cost, (fair value 2006 $292,000; 2005 $297,000)	291,858	295,785
Restricted equity securities, at cost	2,178,451	2,057,451
Loans held for sale	416,585	822,000

Loans	539,658,589	518,113,879
Less allowance for loan losses	5,098,870	4,971,852

Loans, net	534,559,719	513,142,027

Premises and equipment	9,049,442	9,041,588
Other assets	9,429,286	9,386,818

Total assets	$656,247,651	$631,033,297

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$85,226,878	$84,615,988
Interest-bearing	482,426,513	460,631,141

Total deposits	567,653,391	545,247,129
Other borrowings	18,991,793	19,988,352
Other liabilities	4,519,859	3,049,949

Total liabilities	591,165,043	568,285,430

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,066 shares issued	18,092,664	18,092,664
Surplus	739,560	739,560
Retained earnings	48,240,497	45,880,738
Accumulated other comprehensive loss	(424,499)	(399,481)
Treasury stock, 85,382 shares	(1,565,614)	(1,565,614)

Total stockholders’ equity	65,082,608	62,747,867

Total liabilities and stockholders’ equity	$656,247,651	$631,033,297

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income
Loans	$10,084,609	$7,740,580
Taxable securities	612,421	331,884
Nontaxable securities	55,147	59,766
Deposits in banks	4,152	1,717
Federal funds sold	121,498	18,049

Total interest income	10,877,827	8,151,996

Interest expense
Deposits	4,076,193	2,631,592
Other borrowings	236,330	319,812

Total interest expense	4,312,523	2,951,404

Net interest income	6,565,304	5,200,592
Provision for loan losses	146,090	161,250

Net interest income after provision for loan losses	6,419,214	5,039,342

Other operating income
Service charges on deposit accounts	385,151	507,781
Other service charges and fees	295,491	275,933
Mortgage banking income	187,659	206,482

Total other income	868,301	990,196

Other expenses
Salaries and employee benefits	1,538,639	1,506,915
Occupancy and equipment expenses	391,744	396,662
Other operating expenses	519,622	631,320

Total other expenses	2,450,005	2,534,897

Income before income taxes	4,837,510	3,494,641

Income tax expense	1,762,582	1,303,426

Net income	3,074,928	2,191,215

Other comprehensive loss:
Unrealized losses on securities available for sale, net of tax	(25,018)	(213,611)

Comprehensive income	$3,049,910	$1,977,604

Earnings per share (weighted average shares outstanding- 7,151,684)	$0.43	$0.31

Cash dividends per share	$0.10	$0.09

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$3,074,928	$2,191,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,680	138,759
Net (increase) decrease in loans held for sale	405,415	(1,282,950)
Provision for loan losses	146,090	161,250
Increase in interest receivable	(271,185)	(1,684)
Increase (decrease) in interest payable	(233,283)	114,051
Net other operating activities	1,944,798	1,095,699

Net cash provided by operating activities	5,217,443	2,416,340

INVESTING ACTIVITIES
Purchases of securities available for sale	(7,674,475)	—
Proceeds from maturities of securities available for sale	8,693,905	1,908,064
Proceeds from maturities of securities held to maturity	3,927	8,692
(Purchases) redemptions of restricted equity securities	(121,000)	302,022
(Increase) decrease in federal funds sold	400,000	(700,000)
Net (increase) decrease in interest-bearing deposits in banks	231,666	(237,533)
Net increase in loans	(21,563,782)	(16,985,178)
Purchase of premises and equipment	(158,534)	(57,620)

Net cash used in investing activities	(20,188,293)	(15,761,553)

FINANCING ACTIVITIES
Net increase in deposits	22,406,262	48,229,602
Net repayments of other borrowings	(996,559)	(22,095,557)
Dividends paid	(715,169)	(643,652)

Net cash provided by financing activities	20,694,534	25,490,393

Net increase in cash and due from banks	5,723,684	12,145,180

Cash and due from banks, beginning of period	15,950,626	17,105,749

Cash and due from banks, end of period	$21,674,310	$29,250,929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,545,806	$2,837,353

Income taxes	$270,923	$—

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

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: commercial banking and mortgage loan origination. The commercial banking segment provides traditional banking services offered through the Bank. The mortgage loan origination segment provides mortgage loan origination services offered through First Metro.

The accounting policies of the segments are the same as those described in the footnotes to the December 31, 2005 consolidated financial statements as filed in our annual report on Form 10-K. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2006	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$10,893,981	$3,607	$—	$(19,761)	$10,877,827
Interest expense	4,316,130	16,154	—	(19,761)	4,312,523
Net interest income (expense)	6,577,851	(12,547)	—	—	6,565,304
Intersegment net interest income (expense)	12,547	(12,547)	—	—	—
Other revenue from external sources	677,492	187,659	3,150	—	868,301
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	147,823	587	2,270	—	150,680
Provision for loan losses	146,090	—	—	—	146,090
Segment profit	4,897,820	(38,425)	(21,885)	—	4,837,510
Segment assets	657,068,502	1,413,756	908,526	(3,143,133)	656,247,651
Expenditures for premises and equipment	158,534	—	—	—	158,534

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2005	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$8,167,279	$3,678	$—	$(18,961)	$8,151,996
Interest expense	2,955,082	15,283	—	(18,961)	2,591,404
Net interest income (expense)	5,212,197	(11,605)	—	—	5,200,592
Intersegment net interest income (expense)	11,605	(11,605)	—	—	—
Other revenue from external sources	780,564	206,482	3,150	—	990,196
Intersegment other revenues	3,900	(3,900)	—	—	—
Depreciation	136,032	457	2,270	—	138,759
Provision for loan losses	161,250	—	—	—	161,250
Segment profit	3,574,933	(44,203)	(36,089)	—	3,494,641
Segment assets	600,537,424	2,910,332	943,085	(4,701,620)	599,689,221
Expenditures for premises and equipment	57,620	—	—	—	57,620

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 as filed in our annual report on Form 10-K.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 15.63% at March 31, 2006 was considered satisfactory.

At March 31, 2006, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	10.25%	10.12%	4.00%
Risk-based capital ratios:
Core capital	11.41	11.27	4.00
Total capital	12.30	12.16	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

March 31, 2006
Commitments to extend credit	$136,572,000
Letters of credit	6,519,000

$143,091,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks	$21,674	$15,951
Interest-bearing deposits in banks	156	388
Federal funds sold	9,200	9,600
Securities	71,762	72,702
Loans, net	534,560	513,142
Loans held for sale	417	822
Premises and equipment	9,050	9,041
Other assets	9,429	9,387

	$656,248	$631,033

Total deposits	$567,653	$545,247
Other borrowings	18,992	19,988
Other liabilities	4,520	3,050
Stockholders’ equity	65,083	62,748

	$656,248	$631,033

Our assets increased by 4.00% in the first quarter of 2006. Increases of $22.4 million in deposit growth, offset by decreases of $996 thousand in our other borrowings were primarily used to fund loan growth of $21.4 million. Our loan to deposit ratio, excluding loans held for sale, was 94% at March 31, 2006, as well as at December 31, 2005. Our total equity has increased by $2.3 million year-to-date as net income of $3.0 million was offset by dividends paid of $715,000 and increased unrealized losses on securities available for sale, net of tax, of $25,000.

Results of Operations For The Three Months Ended March 31, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Interest income	$10,878	$8,152
Interest expense	4,313	2,952

Net interest income	6,565	5,200
Provision for loan losses	146	161
Other income	868	990
Other expense	2,450	2,535

Pretax income	4,837	3,494
Income taxes	1,762	1,303

Net income	$3,075	$2,191

Our net interest income has increased by $1,365,000 in the first quarter of 2006 as compared to the same period in 2005. Our net yield on average interest-earning assets increased to 4.30% in the first quarter of 2006 as compared to 3.79% for the first quarter of 2005. Our net yield on average interest-earning assets was 3.90% for the entire year of 2005. The increase in net interest income is attributed to an increase in average outstanding loans, coupled with increases in the Prime lending rate since June of 2004. The yields earned on loans increased to 7.64% in the first quarter of 2006 as compared to 5.94% in the first quarter of 2005.

The provision for loan losses amounted to $146,090 for the first quarter of 2006 compared to $161,250 for the first quarter of 2005 as net charge-offs were minimal. The amounts provided are due primarily to our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was .94% at March 31, 2006 and ..96% at December 31, 2005. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$1,529	$987
Loans contractually past due ninety days or more as to interest or principle payments and still accruing	1,665	3,055
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	83	52
Interest income that was recorded on nonaccrual and restructured loans	0	0

The increase in nonaccrual loans from March 31, 2005 to March 31, 2006 is comprised primarily of one construction loan relationship which is in the process of collection and therefore we do not anticipate incurring a loss.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$525,270	$500,523

Balance of allowance for loan losses at beginning of period	$4,972	$4,489

Loans charged off
Real estate	—	—
Commercial	—	—
Consumer installment	22	—

	22	—

Loans recovered
Real estate	—	—
Commercial	—	—
Consumer installment	3	4

	3	4

Net (charge-offs)/ recoveries	(19)	4

Additions to allowance charged to operating expense during period	146	161

Balance of allowance for loan losses at end of period	$5,099	$4,654

Ratio of net loans charged off during the period to average loans outstanding	—%	—%

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

Other operating income decreased in the first quarter of 2006 as compared to the same period in 2005 by $122,000 due primarily to decreased service charges on deposit accounts of $123,000, as well as decreased mortgage banking income of $19,000 as a result of a lower volume in mortgage originations. These decreases were offset by a slight increase in other service charges and fees of $20,000.

Other expenses decreased slightly in the first quarter of 2006 as compared to the same period in 2005 by $85,000. These decreases were the result of decreased occupancy and equipment expenses of $5,000 and decreased other operating expenses of $112,000 as of March 31, 2006, offset by a modest increase of $32,000 in salaries and employee benefits. The decrease in other operating expenses is primarily attributed to lower ATM network costs. Our efficiency ratio at March 31, 2006 was 32.96% as we continue to rank at the top of our peer group percentile in the efficiency of our operations.

We have provided for income taxes at an effective tax rate of 37% for the first quarter of 2006 as well as for the first quarter of 2005.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as economic value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The first quarter model reflects an increase of 21% in net interest income and a 12% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 2% decrease in net interest income and a 16% decrease in economic value of equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on April 11, 2006.

(b)	The following directors were elected at the meeting to serve for a one-year term.

Paul J. Cates, Jr.

H.K. Elliott, Jr.

G.R. Foster, III

David H. Gill

Mary Lynn Lambert

Edwin C. Kelley, Jr.

Robert O. Linch

William C. Strom, Jr.

Ronald M. Turpin

James C. Waggoner

The shares represented at the meeting (5,407,398 or 75.61%) voted as follows: 5,407,398 voted unanimously for the election of the directors.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: May 8, 2006	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: May 8, 2006	BY:	/s/ Thomas L. Redding
Thomas L. Redding, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)