Form 10-Q
period 2006-06-30
HENRY COUNTY BANCSHARES INC
filed 2006-08-08
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2006: 7,151,684; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2006 AND DECEMBER 31, 2005

(Unaudited)

	2006	2005
Assets
Cash and due from banks	$15,252,738	$15,950,626
Interest bearing deposits in banks	190,791	388,078
Federal funds sold	2,000,000	9,600,000
Securities available for sale, at fair value	66,225,283	70,348,924
Securities held to maturity, at cost, (fair value 2006 $3,240,000; 2005 $297,000)	3,371,430	295,785
Restricted equity securities, at cost	2,604,351	2,057,451
Loans held for sale	461,000	822,000

Loans	559,114,372	518,113,879
Less allowance for loan losses	5,215,581	4,971,852

Loans, net	553,898,791	513,142,027

Premises and equipment	8,911,604	9,041,588
Other assets	10,280,967	9,386,818

Total assets	$663,196,955	$631,033,297

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$81,040,360	$84,615,988
Interest-bearing	487,586,947	460,631,141

Total deposits	568,627,307	545,247,129
Other borrowings	23,941,516	19,988,352
Other liabilities	3,304,318	3,049,949

Total liabilities	595,873,141	568,285,430

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	50,633,618	45,880,738
Accumulated other comprehensive loss	(576,414)	(399,481)
Treasury stock, 85,382 shares	(1,565,614)	(1,565,614)

Total stockholders’ equity	67,323,814	62,747,867

Total liabilities and stockholders’ equity	$663,196,955	$631,033,297

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$10,849,614	$8,273,738	$20,934,223	$16,014,318
Taxable securities	658,567	343,333	1,270,988	675,217
Nontaxable securities	82,787	59,375	137,934	119,141
Deposits in banks	2,248	4,305	6,400	6,022
Federal funds sold	73,641	65,805	195,139	83,854

Total interest income	11,666,857	8,746,556	22,544,684	16,898,552

Interest expense
Deposits	4,463,613	3,022,094	8,539,806	5,653,686
Other borrowings	257,383	247,217	493,713	567,029

Total interest expense	4,720,996	3,269,311	9,033,519	6,220,715

Net interest income	6,945,861	5,477,245	13,511,165	10,677,837
Provision for loan losses	250,250	160,000	396,340	321,250

Net interest income after provision for loan losses	6,695,611	5,317,245	13,114,825	10,356,587

Other operating income
Service charges on deposit accounts	382,535	478,956	767,686	986,737
Other service charges and fees	287,835	271,410	583,326	547,343
Mortgage banking income	211,208	260,895	398,867	467,377

Total other income	881,578	1,011,261	1,749,879	2,001,457

Other expenses
Salaries and employee benefits	1,660,678	1,540,571	3,199,317	3,047,486
Occupancy and equipment expenses	428,419	413,710	820,163	810,372
Other operating expenses	531,775	515,891	1,051,397	1,147,211

Total other expenses	2,620,872	2,470,172	5,070,877	5,005,069

Income before income taxes	4,956,317	3,858,334	9,793,827	7,352,975
Income tax expense	1,848,028	1,437,661	3,610,610	2,741,087

Net income	3,108,289	2,420,673	6,183,217	4,611,888

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax	(151,915)	73,017	(176,933)	(140,594)

Comprehensive income	$2,956,374	$2,493,690	$6,006,284	$4,471,294

Earnings per share	$0.43	$0.34	$0.86	$0.64

Weighted average shares outstanding	7,151,684	7,151,684	7,151,684	7,151,684

Cash dividends per share	$0.10	$0.09	$0.20	$0.18

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$6,183,217	$4,611,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	302,200	283,523
Net (increase) decrease in loans held for sale	361,000	(911,783)
Provision for loan losses	396,340	321,250
Increase in interest receivable	(2,213,360)	(359,641)
Increase in interest payable	984,988	541,007
Net other operating activities	679,739	293,238

Net cash provided by operating activities	6,694,124	4,779,482

INVESTING ACTIVITIES
Purchases of securities available for sale	(13,839,242)	(8,247,699)
Purchases of securities held to maturity	(3,255,000)	—
Proceeds from maturities of securities available for sale	17,694,803	6,401,860
Proceeds from maturities of securities held to maturity	179,355	119,992
Redemption (purchases) of restricted equity securities	(546,900)	302,022
Net (increase) decrease in federal funds sold	7,600,000	(6,000,000)
Net (increase) decrease in interest-bearing deposits in banks	197,287	(193,241)
Net increase in loans	(41,153,104)	(26,146,333)
Purchase of premises and equipment	(172,216)	(137,821)

Net cash used in investing activities	(33,295,017)	(33,901,220)

FINANCING ACTIVITIES
Net increase in deposits	23,380,178	52,844,019
Net (repayments of) proceeds from other borrowings	3,953,164	(22,556,779)
Dividends paid	(1,430,337)	(1,287,304)

Net cash provided by financing activities	25,903,005	28,999,936

Net decrease in cash and due from banks	(697,888)	(121,802)

Cash and due from banks, beginning of period	15,950,626	17,105,749

Cash and due from banks, end of period	$15,252,738	$16,983,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$8,048,531	$5,679,708

Income taxes	$4,027,923	$2,670,000

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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2006	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$22,574,362	$7,408	$—	$(37,086)	$22,544,684
Interest expense	9,040,927	29,678	—	(37,086)	9,033,519
Net interest income (expense)	13,533,435	(22,270)	—	—	13,511,165
Intersegment net interest income (expense)	37,086	(37,086)	—	—	—
Other revenue from external sources	1,344,712	398,867	6,300	—	1,749,879
Intersegment other revenues	12,420	(12,420)	—	—	—
Depreciation	296,771	889	4,540	—	302,200
Provision for loan losses	396,340	—	—	—	396,340
Segment profit	9,892,303	(58,375)	(40,101)	—	9,793,827
Segment assets	664,007,877	1,441,438	901,420	(3,153,780)	663,196,955
Expenditures for premises and equipment	172,216	—	—	—	172,216

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2005	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$16,931,668	$7,410	$—	$(40,526)	$16,898,552
Interest expense	6,228,125	33,116	—	(40,526)	6,220,715
Net interest income (expense)	10,703,543	(25,706)	—	—	10,677,837
Intersegment net interest income (expense)	40,526	(40,526)	—	—	—
Other revenue from external sources	1,527,780	467,377	6,300	—	2,001,457
Intersegment other revenues	—	—	—	—	—
Depreciation	277,807	1,177	4,539	—	283,523
Provision for loan losses	321,250	—	—	—	321,250
Segment profit	7,455,660	(47,615)	(55,070)	—	7,352,975
Segment assets	605,947,558	2,540,160	900,912	(4,290,642)	605,097,988
Expenditures for premises and equipment	137,821	—	—	—	137,821

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2006	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$11,680,381	$3,801	$—	$(17,325)	$11,666,857
Interest expense	4,724,797	13,524	—	(17,325)	4,720,996
Net interest income (expense)	6,955,584	(9,723)	—	—	6,945,861
Intersegment net interest income (expense)	24,539	(24,539)	—	—	—
Other revenue from external sources	667,220	211,208	3,150	—	881,578
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	148,948	302	2,270	—	151,520
Provision for loan losses	250,250	—	—	—	250,250
Segment profit	4,994,483	(19,950)	(18,216)	—	4,956,317
Expenditures for premises and equipment	13,682	—	—	—	13,682

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2005	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$8,764,389	$3,732	$—	$(21,565)	$8,746,556
Interest expense	3,273,043	17,833	—	(21,565)	3,629,311
Net interest income (expense)	5,491,346	(14,101)	—	—	5,477,245
Intersegment net interest income (expense)	28,921	(28,921)	—	—	—
Other revenue from external sources	747,216	260,895	3,150	—	1,011,261
Intersegment other revenues	—	—	—	—	—
Depreciation	141,775	720	2,269	—	144,764
Provision for loan losses	160,000	—	—	—	160,000
Segment profit	3,880,727	(3,412)	(18,981)	—	3,858,334
Expenditures for premises and equipment	80,201	—	—	—	80,201

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 13.01% at June 30, 2006 was considered satisfactory.

At June 30, 2006, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The Board of Directors has approved the repurchase of up to $1million of stock into treasury if it is deemed to be in the best interest of the Company. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	10.34%	10.21%	4.00%
Risk-based capital ratios:
Core capital	11.46	11.32	4.00
Total capital	12.34	12.20	8.00

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

June 30, 2006
Commitments to extend credit	$122,276,000
Letters of credit	6,589,000

$128,865,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks	$15,253	$15,951
Interest-bearing deposits in banks	191	388
Federal funds sold	2,000	9,600
Securities	72,201	72,702
Loans, net	553,899	513,142
Loans held for sale	461	822
Premises and equipment	8,912	9,041
Other assets	10,280	9,387

	$663,197	$631,033

Total deposits	$568,627	$545,247
Other borrowings	23,942	19,988
Other liabilities	3,304	3,050
Stockholders’ equity	67,324	62,748

	$663,197	$631,033

Our assets increased by 5.10% for the first six months of 2006. Increases of $23.4 million in deposit growth, as well as increases of $3.9 million in other borrowings, offset by decreases of $7.6 million in federal funds sold, were primarily used to fund loan growth of $40.7 million during the first six months of 2006. Our loan to deposit ratio, excluding loans held for sale, was 97% as of June 30, 2006 compared to 94% at December 31, 2005. Our total equity has increased by $4.6 million year to date as net income of $6.2 million was offset by increased unrealized losses on securities available for sale, net of tax, of $177,000 and by dividends paid of $1.4 million.

Results of Operations For The Three and Six Months Ended June 30, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$11,667	$8,747
Interest expense	4,721	3,269

Net interest income	6,946	5,478
Provision for loan losses	250	160
Other income	881	1,011
Other expense	2,621	2,470

Pretax income	4,956	3,859
Income taxes	1,848	1,438

Net income	$3,108	$2,421

	Six Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$22,545	$16,899
Interest expense	9,034	6,221

Net interest income	13,511	10,678
Provision for loan losses	396	321
Other income	1,749	2,001
Other expense	5,070	5,005

Pretax income	9,794	7,353
Income taxes	3,611	2,741

Net income	$6,183	$4,612

Our net interest income increased by $1,468,000 and $2,833,000 in the second quarter and first six months of 2006, respectively as compared to the same periods in 2005. Our net yield on average interest-earning assets increased to 4.36% in the first six months of 2006 as compared to 3.83% in the first six months of 2005. Our net yield on average interest-earning assets was 3.90% for the entire year of 2005. The increase in net interest income is attributed to an increase in average outstanding loans for the first six months of 2006, coupled with increases in the Prime lending rate. The yields on loans increased to 7.79% in the first six months of 2006 compared to 6.41% in the first six months of 2005.

The provision for loan losses amounted to $250,000 and $396,000 for the second quarter and first six months of 2006, respectively, as net charge-offs remain minimal The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was .93% at June 30, 2006 as compared to .96% at December 31, 2005. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2006 and 2005 is as follows:

	June 30,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$1,162	$349
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,500	3,281
Restructured loans	0	0
Potential problem loans	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	87	50
Interest income that was recorded on nonaccrual and restructured loans	0	3

The increase in nonaccrual loans are attributed primarily to two construction loan relationships that the Bank currently is in the process of collecting and anticipates that there will be no losses.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$535,917	$505,637

Balance of allowance for loan losses at beginning of period	$4,972	$4,489

Loans charged off
Real estate	—	—
Commercial	(124)	—
Consumer installment	(35)	(11)

	(159)	(11)

Loans recovered
Real estate	—	9
Commercial	—	1
Consumer installment	7	5

	7	15

Net (charge-offs)/ recoveries	(152)	4

Additions to allowance charged to operating expense during period	396	321

Balance of allowance for loan losses at end of period	$5,216	$4,814

Ratio of net loans charged off during the period to average loans outstanding	.03%	.00%

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

Other income decreased by $130,000 and $252,000 in the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. The year-to-date decreases are due primarily to decreased service charges on deposit accounts of $219,000, as well as decreased mortgage banking income of $68,000 as a result of decreased mortgage activity. Decreases in service charges on deposit accounts are primarily attributed to the continued conversion of our existing service charge accounts to non-service charge accounts as a result of offering a new non-service charge demand deposit account during 2005. These decreases were offset by a small increase in other service charges and fees of $35,000.

Other expenses have remained fairly stable as indicated by an increase of $151,000 in the second quarter of 2006 and an increase of $65,000 for the first six months of 2006 as compared to the same periods in 2005. Other expenses have increased during the first six months of 2006 compared to 2005 as a result of increased salaries and employee benefits, net of capitalized loan fees, of $152,000, offset by a decrease in other operating expenses of $96,000. Capitalized loan fees at June 30, 2006 amounted to $632,000, compared to $581,000 at June 30, 2005. Our efficiency ratio at June 30, 2006 was 33% compared to 39% at June 30, 2005. Our efficiency ratio has improved as a result of increasing net interest margins and continued cost controls.

We have provided for income taxes at an effective tax rate of 37% for the first six months of 2006 as well as for the first six months of 2005.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The second quarter model reflects an increase of 20% in net interest income and an 11% increase in market value equity for a 200 basis point increase in rates. The same model shows a .05% increase in net interest income and a 14% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

.

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: August 8, 2006	BY:	/s/ David H. Gill
David H. Gill, President and C.E.O
(Principal Executive Officer)

DATE: August 8, 2006	BY:	/s/ Thomas L. Redding
Thomas L. Redding, C.F.O.
(Principal Financial and Accounting Officer)