Form 10-Q
period 2006-09-30
HENRY COUNTY BANCSHARES INC
filed 2006-11-07
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2006: 7,151,684; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

Assets	(Unaudited) September 30, 2006	(Audited) December 31, 2005
Cash and due from banks	$16,457,203	$15,950,626
Interest bearing deposits in banks	363,638	388,078
Federal funds sold	22,700,000	9,600,000
Securities available-for-sale, at fair value	78,716,930	70,348,924
Securities held-to-maturity, at cost, (fair value 2006 $4,167,000; 2005 $297,000)	4,329,765	295,785
Restricted equity securities, at cost	2,379,351	2,057,451
Loans held for sale	504,000	822,000

Loans	558,860,221	518,113,879
Less allowance for loan losses	5,315,467	4,971,852

Loans, net	553,544,754	513,142,027

Premises and equipment	9,254,999	9,041,588
Other assets	10,915,121	9,386,818

Total assets	$699,165,761	$631,033,297

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$76,295,257	$84,615,988
Interest-bearing	523,029,396	460,631,141

Total deposits	599,324,653	545,247,129
Other borrowings	25,488,196	19,988,352
Other liabilities	4,223,211	3,049,949

Total liabilities	629,036,060	568,285,430

Commitments and contingencies

Stockholders’ equity
Common stock, par value $2.50; 10,000,000 shares authorized; 7,237,065.6 shares issued	18,092,664	18,092,664
Capital surplus	739,560	739,560
Retained earnings	53,119,379	45,880,738
Accumulated other comprehensive loss	(256,288)	(399,481)
Treasury stock, 85,382 shares	(1,565,614)	(1,565,614)

Total stockholders’ equity	70,129,701	62,747,867

Total liabilities and stockholders’ equity	$699,165,761	$631,033,297

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans	$11,570,748	$9,018,860	$32,504,971	$25,033,178
Taxable securities	723,835	421,125	1,994,823	1,096,342
Nontaxable securities	94,348	52,369	232,282	171,510
Deposits in banks	3,941	4,455	10,341	10,477
Federal funds sold	202,435	103,375	397,574	187,229

Total interest income	12,595,307	9,600,184	35,139,991	26,498,736

Interest expense
Deposits	5,118,721	3,451,757	13,658,527	9,105,443
Other borrowings	313,641	235,543	807,354	802,572

Total interest expense	5,432,362	3,687,300	14,465,881	9,908,015

Net interest income	7,162,945	5,912,884	20,674,110	16,590,721
Provision for loan losses	110,520	154,600	506,860	475,850

Net interest income after provision for loan losses	7,052,425	5,758,284	20,167,250	16,114,871

Other operating income
Service charges on deposit accounts	365,484	471,615	1,133,170	1,458,352
Other service charges and fees	284,740	240,401	868,066	787,744
Mortgage banking income	139,673	343,004	538,540	810,381

Total other income	789,897	1,055,020	2,539,776	3,056,477

Other expenses
Salaries and employee benefits	1,671,982	1,601,824	4,871,299	4,649,310
Occupancy and equipment expenses	458,161	425,071	1,278,324	1,235,443
Other operating expenses	550,090	534,328	1,601,487	1,681,539

Total other expenses	2,680,233	2,561,223	7,751,110	7,566,292

Income before income taxes	5,162,089	4,252,081	14,955,916	11,605,056

Income tax expense	1,961,160	1,577,091	5,571,770	4,318,178

Net income	3,200,929	2,674,990	9,384,146	7,286,878

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net of tax	320,126	(48,824)	143,193	(189,418)

Comprehensive income	$3,521,055	$2,626,166	$9,527,339	$7,097,460

Earnings per share	$0.45	$0.37	$1.31	$1.02

Weighted average shares outstanding	7,151,684	7,151,684	7,151,684	7,151,684

Cash dividends per share	$0.10	$0.09	$0.30	$0.27

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$9,384,146	$7,286,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	451,387	430,840
Net (increase) decrease in loans held for sale	318,000	(272,867)
Provision for loan losses	506,860	475,850
Increase in interest receivable	(3,037,645)	(1,088,155)
Increase in interest payable	1,276,807	576,550
Net other operating activities	1,332,030	463,196

Net cash provided by operating activities	10,231,585	7,872,292

INVESTING ACTIVITIES
Purchases of securities available for sale	(39,031,497)	(20,034,418)
Purchases of securities held to maturity	(4,215,000)	—
Proceeds from maturities of securities available for sale	30,880,451	10,890,266
Proceeds from maturities of securities held to maturity	181,020	131,938
Redemption (purchases) of restricted equity securities	(321,900)	302,022
Net increase in federal funds sold	(13,100,000)	(30,600,000)
Net (increase) decrease in interest-bearing deposits in banks	24,440	(152,764)
Net increase in loans	(40,909,587)	(22,593,416)
Purchase of premises and equipment	(664,798)	(248,804)

Net cash used in investing activities	(67,156,871)	(62,305,176)

FINANCING ACTIVITIES
Net increase in deposits	54,077,524	83,839,362
Net (repayments of) proceeds from other borrowings	5,499,844	(21,678,455)
Dividends paid	(2,145,505)	(1,930,954)

Net cash provided by financing activities	57,431,863	60,229,953

Net increase in cash and due from banks	506,577	5,797,069

Cash and due from banks, beginning of period	15,950,626	17,105,749

Cash and due from banks, end of period	$16,457,203	$22,902,818

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$13,189,074	$9,331,465
Income taxes	$5,711,923	$4,150,000

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

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

For the Nine Months Ended September 30, 2006	INDUSTRY SEGMENTS
	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$35,181,983	$12,311	$—	$(54,303)	$35,139,991
Interest expense	14,478,192	41,992	—	(54,303)	14,465,881
Net interest income (expense)	20,703,791	(29,681)	—	—	20,674,110
Intersegment net interest income (expense)	54,303	(54,303)	—	—	—
Other revenue from external sources	2,010,416	538,540	9,450	—	2,558,406
Intersegment other revenues	18,630	(18,630)	—	—	—
Depreciation	444,237	1,049	6,101	—	451,387
Provision for loan losses	506,860	—	—	—	506,860
Segment profit	15,127,474	(120,946)	(50,612)	—	14,955,916
Segment assets	699,935,961	1,452,341	897,721	(3,120,262)	699,165,761
Expenditures for premises and equipment	664,798	—	—	—	664,798

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

For the Nine Months Ended September 30, 2005	INDUSTRY SEGMENTS
	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$26,559,193	$11,198	$—	$(71,655)	$26,498,736
Interest expense	9,919,213	60,457	—	(71,655)	9,908,015
Net interest income (expense)	16,639,980	(49,259)	—	—	16,590,721
Intersegment net interest income (expense)	71,655	(71,655)	—	—	—
Other revenue from external sources	2,255,276	810,381	9,450	—	3,075,107
Intersegment other revenues	18,630	(18,630)	—	—	—
Depreciation	422,354	1,677	6,809	—	430,840
Provision for loan losses	475,850	—	—	—	475,850
Segment profit	11,717,374	(36,106)	(76,212)	—	11,605,056
Segment assets	604,225,049	1,940,085	898,843	(3,726,660)	639,337,317
Expenditures for premises and equipment	247,250	1,554	—	—	248,804

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2006	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$12,607,621	$4,903	$—	$(17,217)	$12,595,307
Interest expense	5,437,265	12,314	—	(17,217)	5,432,362
Net interest income (expense)	7,170,356	(7,411)	—	—	7,162,945
Intersegment net interest income (expense)	17,217	(17,217)	—	—	—
Other revenue from external sources	665,704	139,673	3,150	—	808,527
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	147,466	160	1,561	—	149,187
Provision for loan losses	110,520	—	—	—	110,520
Segment profit	5,235,171	(62,571)	(10,511)	—	5,162,089
Expenditures for premises and equipment	492,582	—	—	—	492,582

For the Three Months Ended September 30, 2005	INDUSTRY SEGMENTS
	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$9,627,525	$3,788	$—	$(31,129)	$9,600,184
Interest expense	3,691,088	27,341	—	(31,129)	3,687,300
Net interest income (expense)	5,936,437	(23,553)	—	—	5,912,884
Intersegment net interest income (expense)	31,129	(31,129)	—	—	—
Other revenue from external sources	727,496	343,004	3,150	—	1,073,650
Intersegment other revenues	18,630	(18,630)	—	—	—
Depreciation	144,547	500	2,270	—	147,317
Provision for loan losses	154,600	—	—	—	154,600
Segment profit	4,261,714	11,509	(21,142)	—	4,252,081
Expenditures for premises and equipment	109,429	1,554	—	—	110,983

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management as well as State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 14% at September 30, 2006 was considered satisfactory.

At September 30, 2006, our capital ratios were in excess of the requirements to be considered well capitalized under prompt corrective action provisions. The Board of Directors has approved the repurchase of up to $1 million of stock into treasury if it is in the best interest of the Company. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	10.29%	10.17%	5.00%
Risk-based capital ratios:
Core capital	11.77	11.64	6.00
Total capital	12.66	12.53	10.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2006
Commitments to extend credit	$107,647,000
Letters of credit	7,305,000

$114,952,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks	$16,457	$15,951
Interest-bearing deposits in banks	364	388
Federal funds sold	22,700	9,600
Securities	85,426	72,702
Loans, net	553,545	513,142
Loans held for sale	504	822
Premises and equipment	9,255	9,041
Other assets	10,915	9,387

	$699,166	$631,033

Total deposits	$599,325	$545,247
Other borrowings	25,488	19,988
Other liabilities	4,223	3,050
Stockholders’ equity	70,130	62,748

	$699,166	$631,033

Our assets increased by 10.80% for the first nine months of 2006. Increases of $54.1 million in deposit growth, coupled with increases of $5.5 million in other borrowings were primarily used to fund loan growth of $40.4 million, as well as provide for an increase of $12.7 million in securities during the first nine months of 2006. Our loan to deposit ratio, excluding loans held for sale, was 92% as of September 30, 2006 compared to 94% at December 31, 2005. Our total equity has increased by $7.4 million year-to-date as net income of $9.4 million coupled with decreases in unrealized losses on securities available-for-sale, net of tax, of $143,000 was offset by dividends paid of $2.1 million.

Results of Operations For The Three and Nine Months Ended September 30, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$12,595	$9,600
Interest expense	5,432	3,687

Net interest income	7,163	5,913
Provision for loan losses	111	155
Other income	790	1,055
Other expense	2,680	2,561

Pretax income	5,162	4,252
Income taxes	1,961	1,577

Net income	$3,201	$2,675

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$35,140	$26,499
Interest expense	14,466	9,908

Net interest income	20,674	16,591
Provision for loan losses	507	476
Other income	2,540	3,056
Other expense	7,751	7,566

Pretax income	14,956	11,605
Income taxes	5,572	4,318

Net income	$9,384	$7,287

Our net interest income increased by $1,250,000 and $4,083,000 in the in the third quarter and first nine months of 2006 respectively, as compared to the same periods in 2005. Our net yield on average interest-earning assets increased to 4.38% in the first nine months of 2006 as compared to 3.85% in the first nine months of 2005. Our net yield on average interest-earning assets was 3.90% for the entire year of 2005. The increase in net interest income is attributed to an increase in average outstanding loans for the first nine months of 2006, coupled with increases in the Prime lending rate. The yields on loans increased to 7.96% in the first nine months of 2006 compared to 6.54% in the first nine months of 2005.

The provision for loan losses amounted to $111,000 and $507,000 for the third quarter and first nine months of 2006, respectively, as net charge-offs have remained minimal. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was .95% at September 30, 2006 as compared to .96% at December 31, 2005. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2006 and 2005 is as follows:

	September 30,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$1,036	$1,072
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,388	5,476
Restructured loans	0	0
Potential problem loans	75	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	85	62
Interest income that was recorded on nonaccrual and restructured loans	16	0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. The increase in potential problem loans at September 30, 2006 represents an additional exposure in a commercial real estate loan currently on nonaccrual, as a result of potential title and zoning defects.

Information regarding certain loans and allowance for loan loss data through September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$544,150	$508,266

Balance of allowance for loan losses at beginning of period	$4,972	$4,489

Loans charged off
Real estate	—	—
Commercial	(133)	(12)
Consumer installment	(48)	(29)

	(181)	(41)

Loans recovered
Real estate	—	9
Commercial	—	1
Consumer installment	17	10

	17	20

Net (charge-offs)/ recoveries	(164)	(21)

Additions to allowance charged to operating expense during period	507	476

Balance of allowance for loan losses at end of period	$5,315	$4,944

Ratio of net loans charged off during the period to average loans outstanding	.03%	.00%

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

Other operating income decreased by $265,000 and $517,000 in the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. The year-to-date decreases are due primarily to decreased service charges on deposit accounts of $325,000, as well as decreases of $272,000 in mortgage banking income as a result of decreased mortgage activity. Decreases in service charges on deposit accounts are primarily attributed to the continued conversion of our existing service charge accounts to non-service charge accounts as a result of offering a new non-service charge demand deposit account during 2005. These decreases were offset by a small increase in other service charges and fees of $80,000.

Other expenses have increased $119,000 in the third quarter of 2006 compared to 2005 and have increased $185,000 for the first nine months of 2006 as compared to the same periods in 2005. Other expenses have increased during the first nine months of 2006 compared to 2005, primarily as a result of increased salaries and employee benefits, net of capitalized loan fees, of $222,000, offset by a decrease in other expenses of $80,000. Increases in salaries and employee benefits are primarily a result of increased incentive accruals as well as merit increases for officers and employees. Our efficiency ratio at September 30, 2006 was 33.39% as we continue to rank at the top of our peer group percentile in the efficiency of our operations.

We have provided for income taxes at an effective tax rate of 37% for the first nine months of 2006 as well as for the first nine months of 2005.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The third quarter model reflects an increase of 21% in net interest income and a 12% increase in market value equity for a 200 basis point increase in rates. The same model shows a 2% decrease in net interest income and a 12% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

HENRY COUNTY BANCSHARES, INC. (Registrant)

Date: November 7, 2006	By:	/s/ David H. Gill
David H. Gill, President and C.E.O
(Principal Executive Officer)

Date: November 7, 2006	By:	/s/ Thomas L. Redding
Thomas L. Redding, C.F.O.
(Principal Financial and Accounting Officer)