Form 10-K
period 2006-12-31
HENRY COUNTY BANCSHARES INC
filed 2007-03-13
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act).

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2006: $164,488,732 (based on the stock price of $23.00 as of that date).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,321,468 shares of $2.50 par value common stock as of February 8, 2006.

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

The Company’s principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking business, as well as a variety of deposit services provided to its customers. The Bank also conducts mortgage lending operations through its wholly owned subsidiary, First Metro Mortgage Co., which provides the Company’s customers with a wide range of mortgage banking services and products.

The Company, through the Bank, derives substantially all of its income from the furnishing of banking and banking related services.

The Company directs the policies and coordinates the financial resources of the Bank. The Company provides and performs various technical and advisory services for its subsidiaries, coordinates their general policies and activities, and participates in their major decisions.

The First State Bank, Stockbridge, Georgia

The Bank was chartered by the Georgia Department of Banking and Finance in 1964. The Bank operates through its main office at 4806 North Henry Boulevard, Stockbridge, Georgia, as well as five (5) full service branches located at 1810 Hudson Bridge Road in Stockbridge, 295 Fairview Road in Ellenwood, 114 John Frank Ward Boulevard in McDonough, 4979 Bill Gardner Parkway in Locust Grove and 2316 Highway 155 in McDonough. The Bank owns two lots for the construction of future branches in Henry County, at the intersection of Chambers Road and Jonesboro Road, as well as Highway 81 (Bethany Road) in McDonough. The Bethany Road branch is under construction at this location and will open in the Spring of 2007. The Bank owns an additional parcel of real estate adjacent to its main office location in Stockbridge, Georgia, upon which is situated a small house leased to an unaffiliated insurance company.

The Bank engages in a full service commercial and consumer banking business in its primary market area of Henry County and surrounding counties, as well as a variety of deposit services provided to its customers. The Bank offers on-line banking services to its customers. Checking, savings, money market accounts and other time deposits are the primary sources of the Bank’s funds for loans and investments. The Bank offers a full complement of lending activities, including commercial, consumer installment, real estate, home equity and second mortgage loans, with particular emphasis on short and medium term obligations. Commercial lending activities are directed principally to businesses whose demands for funds fall within the Bank’s lending limits. Consumer lending is oriented primarily to the needs of the Bank’s customers. Real estate loans include short term acquisition and construction loans. The Bank focuses primarily on residential and commercial construction loans, commercial loans secured by machinery and equipment with a developed resale market, working capital loans on a secured short term basis to established businesses in the primary service area, home equity loans of up to 80% of the current market value of the underlying real estate, residential real estate loans of up to 90% of value with adjustable rates or balloon payments due within five (5) years, and loans secured by savings accounts, other time accounts, cash value of life insurance, readily marketable stocks and bonds, or general use machinery and equipment for which a resale market has developed. The Bank makes both secured and unsecured loans to persons and entities which meet criteria established by the Bank and the executive committee. Approximately 92% of the Bank’s loan portfolio is concentrated in loans secured by real estate, most of which is located in the Bank’s primary market area. The Bank, as a matter of state law and bank policy, does not extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $12,000,000. The lending policies and procedures of the Bank are periodically reviewed and modified by the Board of Directors of the Bank in order to ensure risks are acceptable and to protect the Bank’s financial position in the market. Among other services offered are drive-up windows, night deposits, safe deposits, traveler’s checks, credit cards, cashier’s checks, notary public and other customary bank services. The Bank does not offer trust services.

The Bank maintains correspondent relationships with The Bankers Bank, SunTrust Bank, Federal Home Loan Bank, and the Federal Reserve Bank of Atlanta. These banks provide certain services to the Bank such as investing excess funds, wire transfer of funds, safekeeping of investment securities, loan participation and investment advice.

The banking business in and around Henry County, Georgia is highly competitive which includes certain major banks which have acquired formerly locally owned institutions. These banks have considerably greater resources and lending limits than the Bank. In addition to commercial banks and savings banks, the Bank competes with other financial institutions, such as credit unions, agricultural credit associations, and investment firms which provide services similar to checking accounts and commercial lending. The Bank competes with numerous institutions within the primary service areas, including local branches of Bank of America, SunTrust Bank, Wachovia and BB&T. As of December 31, 2006 the Bank held approximately 29% of the deposit accounts in the Henry County area. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

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

As of December 31, 2006, the Bank had 133 full-time employees and 22 part-time employees. None of the Bank’s employees are represented by a collective bargaining group. The Bank considers its relationships with the employees to be good.

A history of the Bank’s financial position for the fiscal years ended December 31, 2004, 2005 and 2006, is as follows:

	Years Ended
	2006	2005	2004
Total Assets	$694,310,816	$631,033,297	$570,528,323
Total Deposits	$594,873,414	$545,247,129	$470,313,491
Net Income	$12,409,292	$10,275,922	$8,383,164

First Metro Mortgage Co.

First Metro Mortgage Co. was formed in 1985 to provide mortgage loan origination services in the same primary market area as the Bank. Its offices are located at the Bank’s branch facility on Hudson Bridge Road in Stockbridge, Georgia. First Metro Mortgage Co. initiates long term mortgage loans but immediately sells those loans in the secondary market to investors pursuant to agreements between the investors and the company prior to funding. All loans are sold without recourse, and the Bank does not retain servicing rights or obligations with respect to those loans. First Metro Mortgage Co. realized net loss of $110,029 for 2006, compared to a net loss of $42,624 in 2005, and net income of $26,239 in 2004. First Metro Mortgage Co. was merged into and became a subsidiary of The First State Bank, effective July 1, 2003.

Supervision and Regulation

Bank Holding Company Regulations—Henry County Bancshares, Inc.

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

As of December 31, 2006 the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 11.90% and 12.77% respectively. A more detailed analysis of the Company’s capital and comparison to regulatory requirements is included in Note 12 in the audited financial statements included herein.

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

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigns each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2006, The First State Bank met the definition of a well-capitalized institution.

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

The financial services industry is very competitive

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see “Business & Competition” in Item 1 above. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced.

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

The Bank also owns two additional parcels of land located in Henry County at the intersection of Chambers Road and Jonesboro Road and at Highway 81(Bethany Road) in McDonough. The Bethany Road branch is under construction and is expected to open in the Spring of 2007.

The Bank conducts its own data processing and owns the equipment used for that purpose. The Bank also owns the furniture, fixtures and equipment located on its premises and several automobiles.

Item 3 .	LEGAL PROCEEDINGS

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

YEAR 2005	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	9,779	$18.75	$18.50
Second Quarter	16,756	$19.00	$18.75
Third Quarter	11,980	$20.00	$19.00
Fourth Quarter	12,588	$20.00	$19.50

YEAR 2006	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	16,330	$23.00	$20.50
Second Quarter	22,867	$24.00	$21.00
Third Quarter	15,868	$26.00	$23.00
Fourth Quarter	37,768	$13.00(1)	$12.50(1)

(1)	The fourth quarter high and low sales have been adjusted for the two for one stock-split effective December 14, 2006.

The Company has historically paid dividends on an annual basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank and by First Metro Mortgage Co. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. The following table sets forth cash dividends which have been declared and paid by the Company since January 1, 2004:

Cash Dividends Declared Per Share ($)
Fiscal 2006
First Quarter	$.10 per share
Second Quarter	$.10 per share
Third Quarter	$.10 per share
Fourth Quarter	$.32 per share

Fiscal 2005
First Quarter	$.09 per share
Second Quarter	$.09 per share
Third Quarter	$.09 per share
Fourth Quarter	$.22 per share

Fiscal 2004
First Quarter	$.09 per share
Second Quarter	$.09 per share
Third Quarter	$.09 per share
Fourth Quarter	$.14 per share

As of February 8, 2007, 14,321,468 shares of common stock were outstanding held of record by approximately 590 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

The holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. Funds for the payment of dividends of the Company are primarily obtained from dividends paid by the Bank.

There are no shares of the Company’s common stock that are subject to outstanding options or warrants to purchase, or that are convertible into, common equity of the Company.

Unregistered Sales of Equity Securities.

In December, 2006, the Board of Directors approved the sale of 18,100 shares of the Company’s common stock held in treasury to certain executive officers. The shares were sold at the current fair market price of $13.00, with no discounts. The executive officers purchasing shares were:

David H. Gill	-	10,000 shares
William C. Strom, Jr.	-	6,000 shares

Thomas L. Redding	-	564 shares
Ronald Burch	-	896 shares
M. Debra Walker	-	640 shares

The private issuance was exempt for registration with the SEC under its intra-state exemption and also exempt under the State of Georgia’s Small Offering exemption.

PERFORMANCE GRAPH

The graph presented below compares the cumulative total stockholder return on Henry County Bancshares, Inc.’s common stock to the cumulative total return of the NASDAQ Composite and the SNL Southeast Bank Index for the five fiscal years, which commenced January 1, 2002 and ended December 31, 2006. The cumulative total stockholder return assumes the investment of $100 in Henry County Bancshares, Inc.’s common stock and in each index on December 31, 2001 and assumes reinvestment of dividends. The NASDAQ domestic and international based common type stocks listed on The Nasdaq Stock Market. The SNL Southeast Bank Index is a compilation of the total stockholder return of all publicly-traded bank holding companies headquartered in the Southeastern United States.

Henry County Bancshares, Inc.

Comparison of Five-Year Cumulative Total Stockholder Return

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Henry County Bancshares, Inc.	100.0	107.39	118.59	128.53	146.43	195.10
NASDAQ Composite	100.0	68.76	103.67	113.16	115.57	127.58
SNL Southeast Bank Index	100.0	110.46	138.72	164.50	168.39	197.45

Issuer Purchases of Equity Securities

The Company did not purchase shares of the Company’s common stock during the fourth quarter ended December 31, 2006.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with our historical financial statements and related notes.

	As of and For the Year Ended December 31,
	2006	2005	2004	2003	2002
Total Loans	$561,646	$518,114	$486,723	$418,637	$350,277
Total Deposits	594,873	545,247	470,313	427,033	420,149
Total Borrowings	24,222	19,988	42,058	34,835	20,287
Total Assets	694,311	631,033	570,528	515,137	489,153
Interest Income	48,311	36,602	28,685	25,748	27,298
Interest Expense	20,498	13,859	10,022	9,429	10,977
Net Interest Income	27,813	22,743	18,663	16,319	16,321
Provision for Loan Losses	477	546	443	472	540
Net Interest Income After Provision	27,336	22,197	18,220	15,847	15,781
Non-Interest Income	3,296	3,983	4,322	5,531	4,546
Non-Interest Expense	10,614	10,239	9,548	9,417	9,134
Income Before Income Taxes	20,018	15,941	12,994	11,961	11,193
Provision for Income Taxes	7,609	5,665	4,611	4,225	3,859
Net Income	12,409	10,276	8,383	7,736	7,334
Net Income Per Share*	.87	.72	.59	.54	.51
Cash Dividends Declared *	0.31	0.245	0.205	0.19	0.175
Book Value Per Share *	4.97	4.39	3.93	3.59	3.26
Weighted Average Shares *	14,303,517	14,303,368	14,311,557	14,312,676	14,313,293

*	All years adjusted for two for one stock split effective December 14, 2006.

QUARTERLY DATA

	Years Ended December 31,
	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(In thousands, except per share data)
Interest income	$13,171	$12,595	$11,667	$10,878	$10,103	$9,600	$8,747	$8,152
Interest expense	6,032	5,432	4,721	4,313	3,951	3,687	3,269	2,952

Net interest income	7,139	7,163	6,946	6,565	6,152	5,913	5,478	5,200
Provision for loan losses	(30)	111	250	146	70	155	160	161

Net interest income after provision for loan losses	7,169	7,052	6,696	6,419	6,082	5,758	5,318	5,039
Noninterest income	757	790	881	868	927	1,055	1,011	990
Noninterest expenses	2,863	2,680	2,621	2,450	2,673	2,561	2,470	2,535

Income before income taxes	5,063	5,162	4,956	4,837	4,336	4,252	3,859	3,494
Provision for income taxes	2,038	1,961	1,848	1,762	1,347	1,577	1,438	1,303

Net income	$3,025	$3,201	$3,108	$3,075	$2,989	$2,675	$2,421	$2,191

Earnings per share	$.22	$.22	$.22	$.21	$0.21	$0.19	$0.17	$0.15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, The First State Bank and our mortgage subsidiary, First Metro Mortgage Co. at December 31, 2006 and 2005 and the results of operations for the three years in the period ended December 31, 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Overview

The year 2006 was highlighted by continued loan and core deposit growth as Henry County continues to remain a growth leader in the metropolitan Atlanta area. Our loan portfolio grew in excess of $43 million, while our deposit growth exceeded $49 million. We continued to remain the market leader as measured by deposits in Henry County, representing 29% market share as of June 30, 2006. We reported net income of $12,409,292 in 2006 as compared to $10,275,922 in 2005 and $8,383,164 in 2004. As a result of continued growth in average earning assets, our net interest margins increased to 4.31% at year end 2006, compared to 3.90% at year end 2005.

We believe that our continued branch expansion within the Henry County market, as well as our commitment to quality customer service, will allow us to take advantage of this continued growth.

Financial Condition at December 31, 2006 and 2005

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2006	2005
	(Dollars in Thousands)
Cash and due from banks	$18,585	$15,951
Interest-bearing deposits in banks	295	388
Federal funds sold	5,500	9,600
Securities	91,077	72,702
Loans held for sale	666	822
Loans, net	556,416	513,142
Premises and equipment	9,936	9,041
Other assets	11,835	9,387

	$694,310	$631,033

Total deposits	$594,873	$545,247
Other borrowings	24,222	19,988
Other liabilities	4,017	3,050

Stockholders’ equity	71,198	62,748

	$694,310	$631,033

As of December 31, 2006, we had total assets of $694 million, an increase of 10.03% over December 31, 2005. Total interest-earning assets were $659 million at December 31, 2006 as compared to $602 million at December 31, 2005 or 95% of total assets for both years. Our primary interest-earning assets at December 31, 2006 were loans, which made up 83% of total interest-earning assets as compared to 86% at December 31, 2005. Increases of $49.6 million in deposit growth, coupled with net increases in other borrowings of $4.2 million and increases of $8.4 million in shareholders’ equity were primarily used to fund loan growth of $43.2 million as well as increasing the investment securities portfolio by $18.4 million. Our total equity increased by $8.4 million year-to-date as net income of $12.4 million, coupled with an increase in other comprehensive income related to our securities available for sale of $240,182, as well as sales of previously held treasury stock in the amount of $235,300 was offset by dividends paid of $4.4 million.

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

The Company’s securities portfolio continued to shorten in duration during 2006 as maturities and pay downs were being used to facilitate the funding of loans.

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and equity securities amounted to $91 million at December 31, 2006. Unrealized losses on securities available-for-sale were $241,363 at December 31, 2006 as compared to unrealized losses of $605,274 at December 31, 2005. Unrealized losses on securities held-to-maturity were $65,176 at December 31, 2006 as compared to unrealized gains of $1,381 at December 31, 2005. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

Since lending activities generate the primary source of revenue, the Company’s main objective is to adhere to sound lending practices. The Board of Directors has delegated loan policy decisions and loan approval authority to the Executive Committee of the Board of Directors. The Executive Committee is composed of five outside directors and the Chief Executive Officer. The Executive Committee establishes lending policies that include underwriting guidelines on the various types of loans made as well as guidance on loan terms. The Company employs a loan approval process in which individual loan officers are provided with independent approval authority based upon their experience and training. When prospective loans are analyzed, both interest rate and credit quality objectives are considered in determining whether to make a given loan. Parameters are set on the amount of credit that can be extended to one borrower. The largest amount that can generally be extended to any one borrower without obtaining approval from the Executive Committee of the Board of Directors is $150,000. The Executive Committee is authorized to extend credit to one borrower on an unsecured basis of up to 15% of statutory capital or approximately $7.2 million and on a secured basis of up to 25% of statutory capital or approximately $12 million.

The Bank offers a variety of loans to retail customers in the communities we serve.

Consumer Loans

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

Various types of consumer loans include the following:

-	Home equity loans - open and closed end

-	Vehicle financing

-	Loans secured by deposits

-	Secured and unsecured personal loans

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

Commercial Real Estate

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

Construction and Development Loans

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

Loan Participations

The Bank sells loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. (As of December 31, 2006 the Bank had $7.6 million in loan participations sold).

The Bank will also purchase loan participations from time to time from other banks in the ordinary course of business usually without recourse. Purchased loan participations are underwritten in accordance with the Bank’s loan policy and represent a source of loan growth to the Bank. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that the Bank often relies on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, the Bank may experience a loss on these participations. Otherwise, the Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, the Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss. (As of December 31, 2006, the Bank had purchased 21 loan participations. The total principal amount of these participations comprised 6.00% of our total portfolio on December 31, 2006).

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

For the year ended December 31, 2006, First Metro Mortgage Co. originated 173 loans totaling $26 million. These mortgage banking activities are performed exclusively by First Metro Mortgage Co. No similar activities are conducted at the Bank level. All loans originated by the Bank are classified as held for investment.

We have 93% of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family and multifamily residential properties (8%), construction loans to build one to four-family and multifamily residential properties (60%), and nonresidential properties consisting primarily of small business commercial properties (32%).

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

Our liquidity and capital resources are monitored on a monthly basis by management and periodically by State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 13% at December 31, 2006 was considered satisfactory.

At December 31, 2006, we had loan commitments outstanding of $104 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. We had arrangements with two commercial banks for additional short-term advances of $31.6 million, of which none had been drawn upon as of December 31, 2006. We also have the ability to borrow up to $112 million, subject to available collateral, from the Federal Home Loan Bank.

At December 31, 2006, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders’ equity increased in 2006 by $8.4 million as net income of $12.4 million coupled with an increase in other comprehensive income related to our securities available-for-sale of $240,182, as well as sales of previously held treasury stock in the amount of $235,300 was offset by dividends paid of $4.4 million. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2006, the Bank could pay dividends of $6.2 million without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of December 31, 2006 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	9.85%	9.71%	5.00%
Risk-based capital ratios:

Core capital	11.90	11.72	6.00
Total capital	12.77	12.59	10.00

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

Results of Operations For The Years Ended December 31, 2006, 2005 and 2004

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Interest income	$48,311	$36,602	$28,685
Interest expense	20,498	13,859	10,022

Net interest income	27,813	22,743	18,663
Provision for loan losses	477	546	443
Other income	3,296	3,983	4,322
Other expenses	10,614	10,239	9,548

Pretax income	20,018	15,941	12,994
Income taxes	7,609	5,665	4,611

Net income	$12,409	$10,276	$8,383

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

The net yield on average interest-earning assets increased to 4.31% in 2006 from 3.90% in 2005. The average yield on interest-earning assets increased to 7.50% in 2006 from 6.27 % in 2005. The average yield on interest-bearing liabilities increased to 3.95% in 2006 from 3.05 % in 2005. By increasing higher yielding loan assets, we were able to increase our net interest income during 2006.

The net yield on average interest-earning assets increased to 3.90% in 2005 from 3.61% in 2004. The average yield on interest-earning assets increased to 6.27% in 2005 from 5.55% in 2004. The average yield on interest-bearing liabilities increased to 3.05% in 2005 from 2.50% in 2004.

Net interest income increased by $5.1 million in 2006 as compared to an increase of $4.1 million in 2005 and an increase of $2.3 million in 2004 compared to 2003. The increase in 2006 was attributed to an overall increase in average interest-earning assets.

Provision for Loan Losses

The provision for loan losses decreased by $69,290 to $476,860 in 2006 and increased by $103,150 to $546,150 in 2005. The amounts provided are due primarily to our assessment of the inherent risk in the loan portfolio. Please see the section titled “Allowance for Loan Losses” for a more detailed explanation of our assessment criteria as it relates to providing for loan losses. We believe that the $5.2 million in the allowance for loan losses at December 31, 2006, or .93% of total net outstanding loans and the $4.9 million in the allowance for loan losses at December 31, 2005, or .96% of total net outstanding loans, are adequate at their respective dates to absorb known risks in the portfolio based upon our historical experience. Our net charge-offs were minimal in 2006, 2005 and 2004 as the ratio of charged-off loan to average loans outstanding was .04%, .01% and .03%, respectively. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income

Other income consists of service charges on deposit accounts, other service charges and fees and mortgage banking income. Other income was $3.3 million in 2006 as compared to $4.0 million in 2005. The decrease is due primarily to decreased service charges on demand deposit accounts of $416,000, as well as decreases in mortgage banking income of $348,000. Decreases in service charges on demand deposit accounts are attributed to decreases in overdraft fees of $157,000 and decreases in fees charged on service charge demand deposit and club accounts of $137,000 and $113,000, respectively. We anticipate increased trends in our percentage of non-service fee charge accounts to total demand deposit accounts due to increased competition and market awareness of this product. The decrease in mortgage banking income is attributed to a lesser volume of mortgage originations as well as fewer re-financings during 2006 compared to 2005.

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

Other Expenses

Other expenses were $10.6 million in 2006 as compared to $10.2 million in 2005, an increase of $374,588. Gross salaries and employee benefits’ increased by $308,261, primarily as a result of normal salary, incentive and benefits increases of $284,000. The number of full time equivalent employees was 144 at December 31, 2006 as compared to 150 at December 31, 2005. Our equipment and occupancy expenses increased by $49,612 in 2006 as compared to 2005, primarily as a result of increased depreciation expense on computer equipment. Other operating expenses increased by only $16,715 as there was no significant increase or decrease in individual other operating expense accounts, other than the costs normally associated with continued growth.

The increase in other expenses to $10.2 million in 2005 from $9.5 million in 2004 was due to increased salary and employee benefits of $541,666, primarily as a result of normal salary and incentive increases of $388,000 coupled with decreases in capitalized loan fees in the amount of $154,000. Equipment and occupancy expense increased by $109,552 as a result of increased computer and fixtures depreciation. Other operating expenses increased by $39,409.

Income Tax

Income tax expense was $7.6 million in 2006 as compared to $5.6 million in 2005. The increase is primarily due to higher pretax income. Income tax expense as a percentage of pretax income was 38% at December 31, 2006 and 36% at December 31, 2005.

The increase in income tax expense to $5.6 million in 2005 from $4.6 million in 2004 was due to higher pretax income and to a lower volume of nontaxable securities. Income tax as a percentage of pretax income was 36% in 2005 and 35% in 2004.

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

Table 1 - Distribution of Assets, Liabilities and Stockholders’ Equity Interest Rates and Interest Differentials

	Years Ended December 31,
		2006			2005			2004
	Average Yields/ Balances(1) Rates	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
				(Dollars in Thousands)
Taxable securities	$71,923	$3,077	4.28%	$52,793	$1,639	3.10%	$46,995	$1,365	2.90%
Nontaxable securities (4)	8,666	332	3.83%	5,677	226	3.98	7,615	325	4.27
Federal funds sold	15,492	780	5.03%	13,895	495	3.56	6,115	82	1.34
Interest-bearing deposits in banks	227	14	6.17%	521	15	2.88	351	7	1.99
Loans (2) (3)	548,046	44,109	8.05%	510,733	34,226	6.70	455,993	26,906	5.90

Total interest-earning assets	644,354	48,312	7.50%	583,619	36,601	6.27	517,069	28,685	5.55

Unrealized gains (losses) on securities	(607)			(426)			173
Allowance for loan losses	(5,194)			(4,782)			(4,394)
Cash and due from banks	17,462			19,822			21,002
Other assets	20,054			17,934			18,095
Total	$676,069			$616,167			$551,945

Interest-bearing demand & savings	$163,912	4,328	2.64%	$153,669	3,204	2.09%	$138,513	2,113	1.53%
Time	332,730	15,029	4.52%	278,152	9,609	3.45%	231,004	6,761	2.93%
Borrowings	22,379	1,141	5.10%	22,759	1,046	4.60%	30,939	1,148	3.71%

Total interest-bearing liabilities	519,021	20,498	3.95%	454,580	13,859	3.05%	400,456	10,022	2.50%

Noninterest-bearing demand	83,922			97,100			93,034
Other liabilities	5,088			4,484			4,049
Stockholders’ equity	68,038			60,003			54,406

Total	$676,069			$616,167			$551,945

Net interest income		$27,814			$22,742			$18,663

Net interest spread			3.54%			3.22%			3.04%
Net yield on average interest-earning assets			4.31%			3.90%			3.61%

(1)	Average balances were determined using the daily average balances.
(2)	Average balances of loans include nonaccrual loans.
(3)	Interest and fees on loans include $220,000, $223,000, and $218,000 of loan fee income for the years ended December 31, 2006, 2005, and 2004, respectively.
(4)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

Years Ended December 31,
	2006 to 2005			2005 to 2004
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net	Rate	Volume	Net
(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$2,634	$7,249	$9,883	$3,436	$3,884	$7,320

Interest on taxable securities	704	734	1,438	176	98	274
Interest on nontaxable securities	115	(9)	106	(78)	(21)	(99)
Interest on federal funds sold	62	223	285	179	234	413
Interest on interest-bearing deposits in banks	(11)	10	(1)	4	4	8

Total interest income	3,504	8,207	11,711	3,717	4,199	7,916

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	228	896	1,124	251	840	1,091
Interest on time deposits	2,111	3,309	5,420	1,662	1,186	2,848
Interest on borrowings	(17)	112	95	(342)	240	(102)

Total interest expense	2,322	4,317	6,639	1,571	2,266	3,837

Net interest income	$1,182	$3,890	$5,072	$2,146	$1,933	$4,079

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

At December 31, 2006 our cumulative one year interest rate sensitivity gap ratio was 101%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$295	$—	$—	$—	$295
Federal funds sold	5,500	—	—	—	5,500
Securities	4,209	16,403	52,347	15,990	88,949
Loans	377,284	58,705	119,324	6,999	562,312

Total interest-earning assets	387,288	75,108	171,671	22,989	657,056

Interest-bearing liabilities:
Interest-bearing demand and savings	$155,723	$—	$—	$—	$155,723
Time deposits	77,075	212,152	72,430	—	361,657
Repurchase agreements	—	—	5,000	—	5,000
Other borrowings	10,722	—	8,500	—	19,222

Total interest-bearing liabilities	$243,520	$212,152	$85,930	$—	$541,602

Interest rate sensitivity gap	$143,768	$(137,044)	$85,741	$22,989	$115,454

Cumulative interest rate sensitivity gap	$143,768	$6,724	$92,465	$115,454

Interest rate sensitivity gap ratio	1.59	.35	2.00	0.00

Cumulative interest rate sensitivity gap ratio	1.59	1.01	1.17	1.21

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 63% of the loan portfolio is comprised of loans that have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2006	2005	2004
	(Dollars in Thousands)
U.S. Treasury securities	$—	$996	$—
Government-sponsored agencies	71,262	59,196	38,129
Mortgage-backed securities	7,947	4,886	7,878
Municipal securities	9,498	5,567	5,875

	88,707	70,645	51,882
Equity securities	2,370	2,057	2,359

	$91,077	$72,702	$54,241

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Government-sponsored agencies	$20,123	4.06%	$44,198	5.31%	$6,941	5.90%
Mortgage-backed securities	—	—	754	4.66	1,453	5.63
Municipal securities	348	3.64	7,321	3.73	1,290	4.06

	$20,471	4.06	$52,273	5.08	$9,684	5.61

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
Government-sponsored agencies	$—	—%	$71,262	5.02%
Mortgage-backed securities	5,740	5.18	7,947	5.21
Municipal securities	539	5.36	9,498	3.85

	$6,279	5.19	$88,707	4.91

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	The weighted average yields for municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Commercial	$32,765	$36,349	$47,246	$55,075	$58,994
Real estate - construction	309,565	260,912	223,907	156,821	102,602
Real estate – mortgage	210,368	210,366	203,598	191,944	165,546
Consumer installment and other	8,948	10,487	11,972	14,797	23,135

	561,646	518,114	486,723	418,637	350,277
Less allowance for loan losses	(5,230)	(4,972)	(4,489)	(4,178)	(3,827)

Net loans	$556,416	$513,142	$482,234	$414,459	$346,450

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$22,092
After one through five years	9,219
After five years	1,454

32,765

Construction
One year or less	289,303
After one through five years	20,262
After five years	0

309,565

Other
One year or less	78,742
After one through five years	111,377

After five years	29,197

219,316

$561,646

The following table summarizes loans at December 31, 2006 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$101,155
Floating or adjustable interest rates	70,354

$171,509

Risk Elements

The following table presents the aggregate of nonperforming loans for the categories indicated.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$416	782	$498	$346	$296
Loans contractually past due ninety days or more as to interest or principal payments and still
Accruing	1,001	4,173	3,251	1,654	1,048
Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	—	—	—	—	—
Potential problem loans	—	—	—	15	120

The reduction in interest income associated with nonaccrual loans as of December 31, 2006 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$9

Interest income that was recorded on nonaccrual loans	$21

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when: (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable. Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware and which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which would prevent the recognition of substantial losses.

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

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$548,046	$510,733	$455,993	$378,992	$333,224

Balance of allowance for loan losses at beginning of year	$4,972	$4,489	$4,178	$3,827	$3,377

Loans charged off:
Real estate	(5)	(21)	(17)	(25)	(5)
Commercial	(148)	(12)	(45)	(15)	—
Consumer installment	(88)	(53)	(91)	(122)	(124)

	(241)	(86)	(153)	(162)	(129)

Recoveries of loans previously charged off:
Real estate	—	9	6	1	—
Commercial	—	1	—	—	—
Consumer installment	22	13	15	40	39

	22	23	21	41	39

Net loans charged off during the year	(219)	(63)	(132)	(121)	(90)

Additions to allowance charged to expense during year	477	546	443	472	540

Balance of allowance for loan losses at end of year	$5,230	$4,972	$4,489	$4,178	$3,827

Ratio of net loans charged off during the year to average loans Outstanding	0.04%	0.01%	0.03%	0.03%	0.03%

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

As of the indicated dates, we had made no allocations of our allowance for loan losses to specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial	$499	5.83%	$554	7.01%	$647	9.71%	$813	13.15%	$800	16.84%
Real estate-construction	2,911	55.12	2,066	50.35	1,698	46.00	1,015	37.46	841	29.29
Real estate-mortgage	1,570	37.45	1,827	40.60	1,526	41.83	1,625	45.85	1,530	47.26
Consumer installment and other	250	1.60	525	2.04	618	2.46	725	3.54	656	6.61

Total allowance	$5,230	100.00%	$4,972	100.00%	$4,489	100.00%	$4,178	100.00%	$3,827	100.00%

DEPOSITS

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. (1)

	Year Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$83,922	—%	$97,101	—%	$93,034	—%
Interest-bearing demand and savings deposits	163,912	2.64	153,669	2.09	138,513	1.53
Time deposits	332,730	4.52	278,152	3.45	231,004	2.93

Total deposits	$580,564		$528,922		$462,551

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$30,095
Over three through six months	37,127
Over six through twelve months	55,691
Over twelve months	31,058

Total	$153,971

RETURN ON EQUITY AND ASSETS

The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,
	2006	2005	2004
Return on assets (1)	1.84%	1.67%	1.52%
Return on equity (2)	18.24	17.13	15.41
Dividend payout ratio (3)	35.63	34.03	35.02
Equity to assets ratio (4)	10.06	9.74	9.86

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by earnings per share.
(4)	Average equity divided by average total assets.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed only to U.S. dollar interest rate changes and accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities that are commonly passed through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as “interest rate risk.” The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is our policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The 4th quarter model reflects an increase of 23% in net interest income and a 12% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 3% decrease in net interest income and a 14% decrease in economic value of equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Income - Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Item 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company’s principal accountant has not changed during the Company’s two (2) most recent fiscal years or any subsequent interim period. There has been no Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accounting or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

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

The management of Henry County Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting met those criteria and is effective.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. You may find this report on page 50 of this Annual Report.

Henry County Bancshares, Inc.

February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Henry County Bancshares, Inc. and Subsidiaries

Stockbridge, Georgia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Henry County Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control & Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Henry County Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Henry County Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Henry County Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry County Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ MAULDIN & JENKINS, LLC
Atlanta, Georgia
February 27, 2007

Item 9B	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

(1) Financial statements: The consolidated statements of financial conditions of Henry County Bancshares, Inc. and its subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, together with the related notes and the independent auditor’s report of Mauldin & Jenkins, LLC, independent accountants.

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

HENRY COUNTY BANCSHARES, INC.

Date: March 13, 2007	By:	/s/ David H. Gill
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 13, 2007.

/s/ Paul J. Cates, Jr.
PAUL J. CATES, JR.	Director

/s/ H. K. Elliott, Jr.
H. K. ELLIOTT, JR.	Director

/s/ G. R. Foster, III
G. R. FOSTER, III	Director

/s/ David H. Gill
DAVID H. GILL	President, Chief Executive Officer, Director

/s/ Edwin C. Kelley, Jr.
EDWIN C. KELLEY, JR.	Director

/s/ Mary Lynn E. Lambert
MARY LYNN E. LAMBERT	Director

/s/ Robert O. Linch
ROBERT O. LINCH	Director and Chairman of the Board

/s/ William C. Strom
WILLIAM C. STROM	Director and Executive Vice President

/s/ Ronald M. Turpin
RONALD M. TURPIN	Director

/s/ James C. Waggoner
JAMES C. WAGGONER	Director

/s/ Thomas L. Redding
THOMAS L. REDDING	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Henry County Bancshares, Inc. (incorporated by reference to Exhibit 3(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789 dated July 30, 2002.)

3.2	Articles of Correction dated June 24, 1982 (incorporated by reference to Exhibit 3(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.3	Articles of Amendment dated May 27, 1997 (incorporated by reference to Exhibit 3(iii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.4	Articles of Amendment dated September 16, 1997 (incorporated by reference to Exhibit 3(iv) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.5	Bylaws of Henry County Bancshares, Inc. dated May 2, 1983 (incorporated by reference to Exhibit 3(v) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.6	Amendment to Bylaws of Henry County Bancshares, Inc. dated December 12, 1996 (incorporated by reference to Exhibit 3(vi) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.7	Articles of Amendment dated December 14, 2006 (incorporated by reference to Exhibit 3.7 of the Company’s Current Report filed on Form 8-K, File No. 000-49789, dated December 18, 2006).

10.1	Participation Agreement - Executive Salary Continuation Plan - David H. Gill (incorporated by reference to Exhibit 10(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10.2	Participation Agreement - Executive Salary Continuation Plan - William C. Strom (incorporated by reference to Exhibit 10(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

11	Statement of Computation of Net Earnings Per Share

13	Consolidated Financial Statements of Registrant as of December 31, 2006 and 2005.

21	Schedule of subsidiaries of the Registrant

24	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32	Section 1350 Certifications