Form 10-Q
period 2007-03-31
HENRY COUNTY BANCSHARES INC
filed 2007-05-08
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2007: 14,321,468; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

	(Unaudited) March 31, 2007	(Audited) December 31, 2006
Assets

Cash and due from banks	$20,033,608	$18,584,790
Interest- bearing deposits in banks	227,261	294,763
Federal funds sold	35,700,000	5,500,000
Securities available for sale, at fair value	94,469,942	84,379,359
Securities held to maturity, at cost, (fair value 2007 $4,160,728; 2006 $4,263,163)	4,226,890	4,328,339
Restricted equity securities, at cost	2,357,351	2,369,651
Loans held for sale	344,681	666,066

Loans	546,177,734	561,646,248
Less allowance for loan losses	5,233,546	5,229,838

Loans, net	540,944,188	556,416,410

Premises and equipment	10,211,523	9,936,123
Other assets	12,895,249	11,835,315

Total assets	$721,410,693	$694,310,816

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$71,379,778	$77,493,610
Interest-bearing	546,609,999	517,379,804

Total deposits	617,989,777	594,873,414
Other borrowings	24,188,358	24,221,682
Other liabilities	5,769,500	4,017,123

Total liabilities	647,947,635	623,112,219

Commitments and contingencies

Stockholders' equity
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.60 shares issued	35,971,874	35,971,874
Surplus	739,560	739,560
Retained earnings	38,126,099	35,942,063
Accumulated other comprehensive loss	(78,874)	(159,299)
Treasury stock, 67,282 shares	(1,295,601)	(1,295,601)

Total stockholders' equity	73,463,058	71,198,597

Total liabilities and stockholders' equity	$721,410,693	$694,310,816

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income
Loans	$11,625,268	$10,084,609
Taxable securities	1,050,097	612,421
Nontaxable securities	89,109	55,147
Deposits in banks	5,237	4,152
Federal funds sold	210,020	121,498

Total interest income	12,979,731	10,877,827

Interest expense
Deposits	5,773,410	4,076,193
Other borrowings	307,895	236,330

Total interest expense	6,081,305	4,312,523

Net interest income	6,898,426	6,565,304
Provision for loan losses	12,500	146,090

Net interest income after provision for loan losses	6,885,926	6,419,214

Other operating income
Service charges on deposit accounts	337,090	385,151
Other service charges and fees	289,178	295,491
Mortgage banking income	158,292	187,659

Total other income	784,560	868,301

Other expenses
Salaries and employee benefits	1,763,893	1,538,639
Occupancy and equipment expenses	438,071	391,744
Other operating expenses	557,697	519,622

Total other expenses	2,759,661	2,450,005

Income before income taxes	4,910,825	4,837,510

Income tax expense	1,867,501	1,762,582

Net income	3,043,324	3,074,928

Other comprehensive gain (loss):
Unrealized gains (losses) on securities available for sale, net of tax	80,425	(25,018)

Comprehensive income	$3,123,749	$3,049,910

Earnings per share (weighted average shares outstanding- 14,321,468 and 14,303,368, respectively)	$0.21	$0.21

Cash dividends per share	$0.06	$0.05

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$3,043,324	$3,074,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149,133	150,680
Net decrease in loans held for sale	321,385	405,415
Provision for loan losses	12,500	146,090
Increase in interest receivable	(377,824)	(271,185)
Decrease in interest payable	(213,481)	(233,283)
Net other operating activities	1,920,538	1,775,536

Net cash provided by operating activities	4,855,575	5,048,181

INVESTING ACTIVITIES
Purchases of securities available for sale	(22,999,520)	(7,674,475)
Proceeds from maturities of securities available for sale	13,030,792	8,693,905
Proceeds from maturities of securities held to maturity	101,449	3,927
(Purchases) retirement of restricted equity securities	12,300	(121,000)
Net increase (decrease) in federal funds sold	(30,200,000)	400,000
Net decrease in interest-bearing deposits in banks	67,502	231,666
Net (increase) decrease in loans	14,781,501	(21,394,520)
Purchase of premises and equipment	(424,533)	(158,534)

Net cash used in investing activities	(25,630,509)	(20,019,031)

FINANCING ACTIVITIES
Net increase in deposits	23,116,363	22,406,262
Net repayments of other borrowings	(33,324)	(996,559)
Dividends paid	(859,287)	(715,169)

Net cash provided by financing activities	22,223,752	20,694,534

Net increase in cash and due from banks	1,448,818	5,723,684
Cash and due from banks, beginning of period	18,584,790	15,950,626

Cash and due from banks, end of period	$20,033,608	$21,674,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,294,786	$4,545,806

Income taxes	$203,547	$270,923

Noncash transactions
Other real estate acquired in settlement of loans	$678,221	$—

Financed sales of other real estate owned	$—	$169,262

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

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard provides for guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be used on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 would allow the Company an irrevocable election to measure certain financial assets and liabilities at fair value, with unrealized gains and losses on the elected items recognized in earnings at each reporting period. The fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. The election is applied on an instrument by instrument basis, with a few exceptions, and is applied only to entire instruments and not portions of instruments. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007. The Company is currently evaluating this Statement and has not yet determined the financial assets and liabilities, if any, for which the fair value option would be elected or the potential impact on the consolidated financial statements, if such election were made.

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: commercial banking and mortgage loan origination. The commercial banking segment provides traditional banking services offered through the Bank. The mortgage loan origination segment provides mortgage loan origination services offered through First Metro.

The accounting policies of the segments are the same as those described in the footnotes to the December 31, 2006 consolidated financial statements as filed in our annual report on Form 10-K. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$12,994,233	$4,389	$—	$(18,891)	$12,979,731
Interest expense	6,085,694	14,502	—	(18,891)	6,081,305
Net interest income (expense)	6,908,539	(10,113)	—	—	6,898,426
Intersegment net interest income (expense)	10,113	(10,113)	—	—	—
Other revenue from external sources	623,118	158,292	3,150	—	784,560
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	147,412	160	1,561	—	149,133
Provision for loan losses	12,500	—	—	—	12,500
Segment profit	4,961,767	(33,041)	(17,901)	—	4,910,825
Segment assets	722,131,062	1,252,744	1,125,912	(3,099,025)	721,410,693
Expenditures for premises and equipment	424,533	—	—	—	424,533

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2006	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$10,893,981	$3,607	$—	$(19,761)	$10,877,827
Interest expense	4,316,130	16,154	—	(19,761)	4,312,523
Net interest income (expense)	6,577,851	(12,547)	—	—	6,565,304
Intersegment net interest income (expense)	12,547	(12,547)	—	—	—
Other revenue from external sources	677,492	187,659	3,150	—	868,301
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	147,823	587	2,270	—	150,680

Provision for loan losses	146,090	—	—	—	146,090
Segment profit	4,897,820	(38,425)	(21,885)	—	4,837,510
Segment assets	657,068,502	1,413,756	908,526	(3,143,133)	656,247,651
Expenditures for premises and equipment	158,534	—	—	—	158,534

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2006 as filed in our annual report on Form 10-K.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 19.30% at March 31, 2007 was considered satisfactory.

At March 31, 2007, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The Board of Directors has approved the repurchase of up to $1 million of stock into treasury if it is in the best interest of the Company. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	10.49%	10.34%	5.00%
Risk-based capital ratios:
Tier 1 capital	12.39	12.22	6.00
Total capital	13.27	13.10	10.00

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

March 31, 2007
Commitments to extend credit	$96,256,000
Letters of credit	7,725,000

$103,981,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks	$20,034	$18,585
Interest-bearing deposits in banks	227	295
Federal funds sold	35,700	5,500
Securities	101,054	91,077
Loans, net	540,944	556,416
Loans held for sale	345	666
Premises and equipment	10,211	9,936
Other assets	12,895	11,835

	$721,410	$694,310

Total deposits	$617,990	$594,873
Other borrowings	24,188	24,222
Other liabilities	5,769	4,017
Stockholders’ equity	73,463	71,198

	$721,410	$694,310

Our assets increased by 3.90% in the first quarter of 2007. Increases of $23.1 million in deposit growth, coupled with net decreases of $15.4 million in loans were primarily used to fund investments in federal funds sold of $30.2 million as well as net purchases of investment securities during the first quarter of 2007 of approximately $10 million. The net decrease of $15.4 million of loans during the first quarter of the year is attributed primarily to a $7 million loan relationship being refinanced with another financial institution. In addition, we received contractual repayments of approximately $6 million in participation loans purchased as well as repayment of several larger commercial development loans that had reached their completion stage. The Company feels that the decreased volume in loans during the first quarter of 2007 is not indicative of a trend and expects to see continued growth in loan demand within our market area. As a result of decreased loan volume our loan to deposit ratio, excluding loans held for sale, was 87% at March 31, 2007, compared to 93% at December 31, 2006. Total deposits included $547 million of interest-bearing deposits at March 31, 2007 compared to $517 million at December 31, 2006. The increase in interest-bearing deposits is a result of our continued efforts to offer competitive products to serve our customers as well as the continual development of core customer relationships. Our total equity has increased by $2.2 million year-to-date as net income of $3.0 million coupled with decreases in unrealized losses on securities available for sale, net of tax, of $80,000 was offset by dividends paid of $859,000.

Results of Operations For The Three Months Ended March 31, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Interest income	$12,979	$10,878
Interest expense	6,081	4,313

Net interest income	6,898	6,565
Provision for loan losses	12	146
Other income	784	868
Other expense	2,760	2,450

Pretax income	4,910	4,837
Income taxes	1,867	1,762

Net income	$3,043	$3,075

Our net interest income has increased by $333,000 in the first quarter of 2007 as compared to the same period in 2006. Our net yield on average interest-earning assets has decreased to 4.17% in the first quarter of 2007 as compared to 4.30% for the first quarter of 2006. The decrease in net yield on average interest-earning assets is primarily due to a higher cost of funds. Our net yield on average interest-earning assets was 4.31% for the entire year of 2006. The yields earned on loans increased to 8.39% in the first quarter of 2007 as compared to 7.64% in the first quarter of 2006. Our net yield on average interest-bearing liabilities increased to 4.48% in the first quarter of 2007 compared to 3.51% for the first quarter of 2006. The increase in interest expense is largely the result of the strong competition for deposits in our market area. This is an increase of 97 basis points in cost of funds versus an increase of 75 basis points in loan yields.

The provision for loan losses for the first quarter of 2007 was $12,500, a decrease of $133,590 from the same quarter in 2006. The decrease was primarily due to slower loan growth in the first quarter of 2007. The amounts provided are indicative of our assessment of the inherent risk in the portfolio at March 31, 2007. The allowance for loan losses as a percentage of total net outstanding loans was .96% at March 31, 2007 and .93% at December 31, 2006. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the information on page 15 for a further discussion of our allowance for loan losses methodology.

The following table shows our nonperforming assets for the periods ended March 31, 2007, December 31, 2006, and March 31, 2006:

	March 31, 2007	December 31, 2006	March 31, 2006
	(Dollars in Thousands)
Nonaccrual loans	$74	$416	$1,529
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	4,591	1,001	1,665
Restructured loans	0	0	0

Total nonperforming loans	$4,665	$1,417	$3,194
Other real estate	2,089	1,411	25

Total nonperforming assets	$6,754	$2,828	$3,219

Nonperforming assets consist of nonaccrual loans, loans restructured due to the debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. When management believes there is sufficient doubt to the collectibility of principal or interest on any loan, or generally when loans are 90 days or more past due, the accrual of interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. Loans are returned to an accrual status when those factors that indicated doubtful collectibility on a timely basis no longer exist. Other real estate owned is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at March 31, 2007 amounted to approximately $6.7 million, or 1.23% of total loans and other real estate. This compares to approximately $2.8 million or .50% of total loans and other real estate at December 31, 2006, and $3.2 million or .60% at March 31, 2006.

The increase in nonperforming assets is primarily attributed to increases in loans past due 90 days or more and still accruing as well as an increase in other real estate owned. The increase in loans 90 days or more and still accruing is primarily attributed to two residential development and construction loans that are fully secured by real estate and are in the process of collection. The increase in other real estate owned during the first quarter of 2007 is primarily attributed to the foreclosure of a 1-4 family residential dwelling valued well in excess of the carrying value and that the Company is actively marketing for resale. Presently, the vast majority of the Company’s credits in the construction loan category of our portfolio continue to perform; however, management cannot predict the impact of future economic changes in our nonperforming assets. Further, the nonperforming assets represent less than 3% of the Company’s construction loan portfolio and less than 2% of the Company’s total loan portfolio.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$556,546	$525,270

Balance of allowance for loan losses at beginning of period	$5,230	$4,972

Loans charged off
Real estate	13	—
Commercial	—	—
Consumer installment	—	22

	13	22

Loans recovered
Real estate	—	—
Commercial	1	—
Consumer installment	3	3

	4	3

Net (charge-offs)/ recoveries	(9)	(19)

Additions to allowance charged to operating expense during period	12	146

Balance of allowance for loan losses at end of period	$5,233	$5,099

Ratio of net loans charged off during the period to average loans outstanding	—%	—%

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

Other operating income decreased in the first quarter of 2007 as compared to the same period in 2006 by $84,000 due primarily to decreased service charges on deposit accounts of $48,000, other service charges as well as decreased mortgage banking income of $29,000 as a result of a lower volume in mortgage originations.

Other expenses increased in the first quarter of 2007 as compared to the same period in 2006 by $310,000. These increases were the result of increased salaries and employee benefits, net of capitalized loan fees, of 225,000, increased occupancy and equipment expense of $47,000 and increases in other operating expenses of $38,000 as of March 31, 2007. The increase in salaries and employee benefits is primarily attributed to the increase in staff as a result of opening our new branch in April of 2007. Our full time equivalent employees were 150 at March 31, 2007 compared to 147 at March 31, 2006. The increase in occupancy and equipment expense is primarily attributed to increased ATM expenses in the amount of $23,000. The increase in other operating expenses are attributed to increases in advertising expenses of $14,000, accounting and other professional fees of $14,000 and telephone and data expenses of $10,000. Our efficiency ratio at March 31, 2007 was 35.92% as we continue to rank at the top of our peer group percentile in the efficiency of our operations.

We have provided for income taxes at an effective tax rate of 38% for the first quarter of 2007 compared to 37% for the first quarter of 2006. The increase in our effective tax rate for the first quarter of 2007 is primarily the result of an increase in our State of Georgia income tax provision as a result of changes in the tax law.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above that will have or are reasonably likely to have a material effect on our liquidity, capital resources, or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed only to U.S. dollar interest rate changes and accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading. We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities that are commonly pass through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk." The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income. As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management. It is our policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a "Prime" rate and thus respond with less volatility to a market rate change.

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as economic value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The first quarter model reflects an increase of 24% in net interest income and a 9% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 3% decrease in net interest income and a 12% decrease in economic value of equity for a 200 basis point decrease in rates.

Our asset/liability committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on April 10, 2007.

(b)	The following directors were elected at the meeting to serve for a one-year term.

Paul J. Cates, Jr.

Phillip H. Cook

H.K. Elliott, Jr.

G.R. Foster, III

David H. Gill

Mary Lynn Lambert

Edwin C. Kelley, Jr.

Robert O. Linch

William C. Strom, Jr.

Ronald M. Turpin

James C. Waggoner

The shares represented at the meeting (11,037,495 or 77.07%) voted as follows: 11,037,495 voted unanimously for the election of the directors. In addition, the shareholders approved by an affirmative vote of 77.07%, proposal No. 2 to amend the articles of incorporation. A copy of the amendment is attached hereto as Exhibit 3.8

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

3.8	Articles of Amendment dated April 13, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: May 8, 2007	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: May 8, 2007	BY:	/s/ Thomas L. Redding
Thomas L. Redding, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)