Form 10-Q
period 2007-06-30
HENRY COUNTY BANCSHARES INC
filed 2007-08-08
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2007: 14,321,468; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(Unaudited)

	2007	2006
Assets
Cash and due from banks	$16,378,898	$18,584,790
Interest bearing deposits in banks	828,936	294,763
Federal funds sold	4,800,000	5,500,000
Securities available for sale, at fair value	108,498,708	84,379,359
Securities held to maturity, at cost, (fair value 2007 $5,118,000; 2006 $4,263,163)	5,226,359	4,328,339
Restricted equity securities, at cost	1,897,751	2,369,651
Loans held for sale	887,639	666,066
Loans	569,625,800	561,646,248
Less allowance for loan losses	5,286,659	5,229,838

Loans, net	564,339,141	556,416,410
Premises and equipment	10,209,521	9,936,123
Other assets	13,479,158	11,835,315

Total assets	$726,546,111	$694,310,816

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$72,252,394	$77,493,610
Interest-bearing	560,311,059	517,379,804

Total deposits	632,563,453	594,873,414
Other borrowings	13,843,708	24,221,682
Other liabilities	4,897,346	4,017,123

Total liabilities	651,304,507	623,112,219

Stockholders’ equity
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.6 shares issued	35,971,874	35,971,874
Capital surplus	739,560	739,560
Retained earnings	40,229,185	35,942,063
Accumulated other comprehensive loss	(403,414)	(159,299)
Treasury stock, 67,282 shares	(1,295,601)	(1,295,601)

Total stockholders’ equity	75,241,604	71,198,597

Total liabilities and stockholders’ equity	$726,546,111	$694,310,816

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$11,787,540	$10,849,614	$23,412,808	$20,934,223
Taxable securities	1,285,083	658,567	2,335,180	1,270,988
Nontaxable securities	87,775	82,787	176,884	137,934
Deposits in banks	1,659	2,248	6,896	6,400
Federal funds sold	360,902	73,641	570,922	195,139

Total interest income	13,522,959	11,666,857	26,502,690	22,544,684

Interest expense
Deposits	6,315,854	4,463,613	12,089,264	8,539,806
Other borrowings	307,869	257,383	615,764	493,713

Total interest expense	6,623,723	4,720,996	12,705,028	9,033,519

Net interest income	6,899,236	6,945,861	13,797,662	13,511,165
Provision for loan losses	164,000	250,250	176,500	396,340

Net interest income after provision for loan losses	6,735,236	6,695,611	13,621,162	13,114,825

Other operating income
Service charges on deposit accounts	338,671	382,535	675,761	767,686
Other service charges and fees	281,141	287,835	570,319	583,326
Mortgage banking income	169,198	211,208	327,490	398,867

Total other income	789,010	881,578	1,573,570	1,749,879

Other expenses
Salaries and employee benefits	1,768,113	1,660,678	3,532,006	3,199,317
Occupancy and equipment expenses	476,700	428,419	914,771	820,163
Other operating expenses	612,127	531,775	1,169,824	1,051,397

Total other expenses	2,856,940	2,620,872	5,616,601	5,070,877

Income before income taxes	4,667,306	4,956,317	9,578,131	9,793,827
Income tax expense	1,704,932	1,848,028	3,572,433	3,610,610

Net income	2,962,374	3,108,289	6,005,698	6,183,217

Other comprehensive loss:
Unrealized losses on securities available for sale, net of tax	(324,540)	(151,915)	(244,115)	(176,933)

Comprehensive income	$2,637,834	$2,956,374	$5,761,583	$6,006,284

Earnings per share	$0.21	$0.22	$0.42	$0.43

Weighted average shares outstanding	14,321,468	14,303,368	14,321,468	14,303,368

Cash dividends per share	$0.06	$0.05	$0.12	$0.10

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$6,005,698	$6,183,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	324,910	302,200
Net (increase) decrease in loans held for sale	(221,573)	361,000
Provision for loan losses	176,500	396,340
Net (gains) losses on sale of other real estate	13,522	(4,708)
Increase in interest receivable	(775,810)	(2,213,360)
Increase in interest payable	395,141	984,988
Net other operating activities	72,853	747,163

Net cash provided by operating activities	5,991,241	6,756,840

INVESTING ACTIVITIES
Purchases of securities available for sale	(46,172,928)	(13,839,242)
Purchases of securities held to maturity	(1,001,140)	(3,255,000)
Proceeds from maturities of securities available for sale	21,683,708	17,694,803
Proceeds from maturities of securities held to maturity	103,120	179,355
(Purchases) retirement of restricted equity securities	471,900	(546,900)
Net decrease in federal funds sold	700,000	7,600,000
Net (increase) decrease in interest-bearing deposits in banks	(534,173)	197,287
Net increase in loans	(8,813,342)	(41,348,203)
Proceeds from sale of other real estate	370,541	132,383
Purchase of premises and equipment	(598,308)	(172,216)

Net cash used in investing activities	(33,790,622)	(33,357,733)

FINANCING ACTIVITIES
Net increase in deposits	37,690,039	23,380,178
Net proceeds from (repayments of) other borrowings	(10,377,974)	3,953,164
Dividends paid	(1,718,576)	(1,430,337)

Net cash provided by financing activities	25,593,489	25,903,005

Net decrease in cash and due from banks	(2,205,892)	(697,888)
Cash and due from banks, beginning of period	18,584,790	15,950,626

Cash and due from banks, end of period	$16,378,898	$15,252,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$12,309,887	$8,048,531
Income taxes	$3,678,299	$4,027,923
Noncash transactions
Other real estate acquired in settlement of loans	$787,956	$364,361
Financed sales of other real estate owned	$73,845	$169,262

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Standards

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard provides for guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

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

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$26,534,043	$8,811	$—	$(40,164)	$26,502,690
Interest expense	12,713,839	31,353	—	(40,164)	12,705,028
Net interest income (expense)	13,820,204	(22,542)	—	—	13,797,662
Intersegment net interest income (expense)	40,164	(40,164)	—	—	—
Other revenue from external sources	1,239,780	327,490	6,300	—	1,573,570
Intersegment other revenues	12,420	(12,420)	—	—	—
Depreciation	321,468	320	3,122	—	324,910
Provision for loan losses	176,500	—	—	—	176,500
Segment profit	9,690,137	(80,166)	(31,840)	—	9,578,131
Segment assets	727,238,458	1,758,368	1,096,632	(3,547,347)	726,546,111
Expenditures for premises and equipment	598,308	—	—	—	598,308

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2006	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$22,574,362	$7,408	$—	$(37,086)	$22,544,684
Interest expense	9,040,927	29,678	—	(37,086)	9,033,519
Net interest income (expense)	13,533,435	(22,270)	—	—	13,511,165
Intersegment net interest income (expense)	37,086	(37,086)	—	—	—
Other revenue from external sources	1,344,712	398,867	6,300	—	1,749,879
Intersegment other revenues	12,420	(12,420)	—	—	—
Depreciation	296,771	889	4,540	—	302,200
Provision for loan losses	396,340	—	—	—	396,340
Segment profit	9,892,303	(58,375)	(40,101)	—	9,793,827
Segment assets	664,007,877	1,441,438	901,420	(3,153,780)	663,196,955
Expenditures for premises and equipment	172,216	—	—	—	172,216

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$13,539,810	$4,422	$—	$(21,273)	$13,522,959
Interest expense	6,628,145	16,851	—	(21,273)	6,623,723
Net interest income (expense)	6,911,665	(12,429)	—	—	6,899,236
Intersegment net interest income (expense)	30,051	(30,051)	—	—	—
Other revenue from external sources	616,662	169,198	3,150	—	789,010
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	174,056	160	1,561	—	175,777
Provision for loan losses	164,000	—	—	—	164,000
Segment profit	4,728,370	(47,125)	(13,939)	—	4,667,306
Expenditures for premises and equipment	173,775	—	—	—	173,775

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2006	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$11,680,381	$3,801	$—	$(17,325)	$11,666,857
Interest expense	4,724,797	13,524	—	(17,325)	4,720,996
Net interest income (expense)	6,955,584	(9,723)	—	—	6,945,861
Intersegment net interest income (expense)	24,539	(24,539)	—	—	—
Other revenue from external sources	667,220	211,208	3,150	—	881,578
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	148,948	302	2,270	—	151,520
Provision for loan losses	250,250	—	—	—	250,250
Segment profit	4,994,483	(19,950)	(18,216)	—	4,956,317
Expenditures for premises and equipment	13,682	—	—	—	13,682

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 17.65% at June 30, 2007 was considered satisfactory.

At June 30, 2007, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The Board of Directors has approved the repurchase of up to $1 million of stock into treasury if it is deemed to be in the best interest of the Company. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	10.38%	10.24%	5.00%
Risk-based capital ratios:
Core capital	12.30	12.13	6.00
Total capital	13.15	12.99	10.00

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

June 30, 2007
Commitments to extend credit	$100,069,000
Letters of credit	7,308,000

$107,377,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks	$16,379	$18,585
Interest-bearing deposits in banks	829	295
Federal funds sold	4,800	5,500
Securities	115,623	91,077
Loans, net	564,339	556,416
Loans held for sale	888	666
Premises and equipment	10,209	9,936
Other assets	13,479	11,835

	$726,546	$694,310

Total deposits	$632,563	$594,873
Other borrowings	13,844	24,222
Other liabilities	4,897	4,017
Stockholders’ equity	75,242	71,198

	$726,546	$694,310

Our assets increased by 4.64% for the first six months of 2007. Increases of $37.7 million in deposits were primarily used to fund net purchases of investment securities of $24.5 million, as well as funding loan growth of $7.9 million during the first six months of 2007. Our deposit growth also allowed us to reduce other borrowings by $10.4 million during the second quarter of 2007. Our loan to deposit ratio, excluding loans held for sale, was 89% as of June 30, 2007 compared to 93% at December 31, 2006. Total deposits included $560 million of interest-bearing deposits at June 30, 2007, compared to $517 million at December 31, 2006. The increase in interest-bearing deposits is a result of our continued efforts to offer competitive products to serve our customers as well as the continual development of core customer relationships. Our total equity has increased by $4.0 million year to date as net income of $6.0 million was offset by increased unrealized losses on securities available for sale, net of tax, of $244,000 and by dividends paid of $1.7 million.

Results of Operations For The Three and Six Months Ended June 30, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$13,523	$11,667
Interest expense	6,624	4,721

Net interest income	6,899	6,946
Provision for loan losses	164	250
Other income	789	881
Other expense	2,857	2,621

Pretax income	4,667	4,956
Income taxes	1,705	1,848

Net income	$2,962	$3,108

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$26,503	$22,545
Interest expense	12,705	9,034

Net interest income	13,798	13,511
Provision for loan losses	176	396
Other income	1,573	1,749
Other expense	5,617	5,070

Pretax income	9,578	9,794
Income taxes	3,572	3,611

Net income	$6,006	$6,183

Our net interest income decreased by $47,000 in the second quarter of 2007 and increased by $287,000 for the first six months of 2007 as compared to the same periods in 2006. Our net yield on average interest-earning assets decreased to 4.05% in the first six months of 2007 as compared to 4.36% in the first six months of 2006. Our net yield on average interest-earning assets was 4.31% for the entire year of 2006. The decrease in net yield on average interest-earning assets is due to an increase in the cost of interest-bearing liabilities. The yields earned on loans increased to 8.39% during the first six months of 2007 as compared to 7.79% for the same period in 2006. Our net yield on interest-bearing liabilities increased to 4.56% during the first six months of 2007 compared to 3.65% for the same period in 2006. The increase in interest expense is largely the result of the strong competition for deposits in our market area.

The provision for loan losses amounted to $164,000 and $176,000 for the second quarter and first six months of 2007, respectively. The amounts provided are indicative of our assessment of the inherent risk in the loan portfolio at June 30, 2007. The allowance for loan losses as a percentage of total loans was .94% at June 30, 2007 as compared to .93% at December 31, 2006. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the information on page 13 for a further discussion of our allowance for loan losses methodology.

The following table shows our nonperforming assets for the periods ended June 30, 2007, December 31, 2006, and June 30, 2006:

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in Thousands)
Nonaccrual loans	$106	$416	$1,162
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	5,378	1,001	1,500
Restructured loans	0	0	0

Total nonperforming loans	$5,484	$1,417	$2,662
Other real estate	1,741	1,411	262

Total nonperforming assets	$7,225	$2,828	$2,924

Nonperforming assets consist of nonaccrual loans, loans restructured due to the debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. When management believes there is sufficient doubt to the collectibility of principal or interest on any loan, or generally when loans are 90 days or more past due, the accrual of interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. Loans are returned to an accrual status when those factors that indicated doubtful collectibility on a timely basis no longer exist. Other real estate owned is initially recorded at the lower of cost or estimated value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at June 30, 2007 amounted to approximately $7.2 million, or 1.26% of total loans and other real estate. This compares to approximately $2.8 million or .50% of total loans and other real estate at December 31, 2006, and $2.9 million or .52% at June 30, 2006.

The increase in nonperforming assets is primarily attributed to increases in loans past due 90 days or more and still accruing as well as an increase in other real estate owned. The increase in loans 90 days or more and still accruing is primarily attributed to a residential development relationship comprised of 21 construction loans that are fully secured by real estate and are in the process of collection, as well as a participation loan purchased that has been paid in full by the originating financial institution during the month of July. The increase in other real estate owned during the first six months of 2007 is primarily attributed to the foreclosure of a 1-4 family residential dwelling as well as a vacant commercial lot, both of which are valued well in excess of the carrying value and that the Company is actively marketing for resale. Presently, the vast majority of the Company’s credits in the residential development and construction loan category of our portfolio continue to perform; however, management cannot predict the impact of future economic changes in our nonperforming assets. Further, the nonperforming assets represent less than 3% of the Company’s construction loan portfolio and less than 2% of the Company’s total loan portfolio.

Subsequent to June 30, 2007, the Company became aware of a development loan in the amount of $7.7 million about which there is a significant doubt as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status. The loan was not 90 days or more past due as to interest or principal at June 30, 2007. The Company feels that if uncorrected, the relationship will become nonperforming prior to the end of the next reporting period. The Company has evaluated the underlying collateral securing the loan and is of the opinion that it adequately protects against incurring a loss.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$556,788	$535,917

Balance of allowance for loan losses at beginning of period	$5,230	$4,972

Loans charged off
Real estate	(126)	—
Commercial	—	(124)
Consumer installment	(5)	(35)

	(131)	(159)

Loans recovered
Real estate	—	—
Commercial	1	—
Consumer installment	10	7

	11	7

Net (charge-offs)/ recoveries	(120)	(152)

Additions to allowance charged to operating expense during period	176	396

Balance of allowance for loan losses at end of period	$5,286	$5,216

Ratio of net loans charged off during the period to average loans outstanding	.02%	.03%

The allowance for loan losses is maintained at a level that is deemed appropriate by us to adequately cover all known and inherent risks in the loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing the adequacy, management relies predominately on its ongoing review of the loan portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of regulatory agencies that review the loan portfolio as part of the regular bank examination process, as well as reviews conducted by our outside loan review firm. In evaluating the allowance, management also considers our loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic conditions, lender requirements and other appropriate information. Certain nonperforming loans are individually assessed for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

Noninterest income

Other income decreased by $92,000 and $176,000 in the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006. The year-to-date decreases are due primarily to decreased service charges on deposit accounts of $92,000, as well as decreased mortgage banking income of $72,000 as a result of decreased mortgage activity. Decreases in service charges on deposit accounts are primarily attributed to the continued conversion of our existing service charge checking accounts to non-service charge checking accounts.

Noninterest expense

Other expenses have increased by $236,000 in the second quarter of 2007 and have increased $547,000 for the first six months of 2007 as compared to the same periods in 2006. Other expenses have increased during the first six months of 2007 compared to 2006 as a result of increased salaries and employee benefits, net of capitalized loan fees, of $333,000, increased occupancy and equipment expense of $95,000 and increases in other operating expenses of $119,000. The increase in salaries and employee benefits is primarily attributed to the increase in staff as a result of opening our new branch in April of 2007. Our full time employees increased to 153 at June 30, 2007, compared to 146 at June 30, 2006. The increase in occupancy and equipment expense is primarily attributed to increased depreciation expense of approximately $23,000 and increased ATM network fees of $34,000. The increase in other operating expenses is primarily attributed to increases in advertising expenses of $15,000, accounting and legal fees of $30,000, stationery and supplies expenses of $20,000, telephone and data expenses of $13,000, and increased other real estate owned expense of $18,000. Our efficiency ratio at June 30, 2007 was 36.54% as we continue to rank at the top of our peer group percentile in the efficiency of our operations.

Income Taxes

We have provided for income taxes at an effective tax rate of 37% for the first six months of 2007 as well as for the first six months of 2006.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The second quarter model reflects an increase of 26% in net interest income and an 8% increase in market value equity for a 200 basis point increase in rates. The same model shows a 6% decrease in net interest income and a 12% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

ITEM 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Principal Financial and Accounting Officer, of the design and operation or our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: August 7, 2007	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: August 7, 2007	BY:	/s/ Thomas L. Redding
Thomas L. Redding, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)