Form 10-Q
period 2007-09-30
HENRY COUNTY BANCSHARES INC
filed 2007-11-07
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2007: 14,301,218; $2.50 par value

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(Unaudited)

	2007	2006
Assets
Cash and due from banks	$15,418,824	$18,584,790
Interest bearing deposits in banks	1,727,103	294,763
Federal funds sold	22,400,000	5,500,000
Securities available for sale, at fair value	116,437,659	84,379,359
Securities held to maturity, at cost, (fair value 2007 $5,159,000; 2006 $4,167,000)	5,221,182	4,328,339
Restricted equity securities, at cost	1,897,751	2,369,651
Loans held for sale	—	666,066
Loans	570,601,113	561,646,248
Less allowance for loan losses	6,433,195	5,229,838

Loans, net	564,167,918	556,416,410
Premises and equipment	10,495,973	9,936,123
Other assets	14,262,835	11,835,315

Total assets	$752,029,245	$694,310,816

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$66,028,428	$77,493,610
Interest-bearing	588,006,246	517,379,804

Total deposits	654,034,674	594,873,414
Other borrowings	16,429,494	24,221,682
Other liabilities	5,052,450	4,017,123

Total liabilities	675,516,618	623,112,219

Stockholders’ equity
Common stock, par value $2.50; 30,000,000 shares authorized;
14,388,749.6 shares issued	35,971,874	35,971,874
Capital surplus	739,560	739,560
Retained earnings	41,030,499	35,942,063
Accumulated other comprehensive income (loss)	66,295	(159,299)
Treasury stock, 67,282 shares	(1,295,601)	(1,295,601)

Total stockholders’ equity	76,512,627	71,198,597

Total liabilities and stockholders’ equity	$752,029,245	$694,310,816

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$11,101,371	$11,570,748	$34,514,179	$32,504,971
Taxable securities	1,413,061	723,835	3,748,241	1,994,823
Nontaxable securities	95,190	94,348	272,074	232,282
Deposits in banks	34,895	3,941	41,791	10,341
Federal funds sold	195,342	202,435	766,264	397,574

Total interest income	12,839,859	12,595,307	39,342,549	35,139,991

Interest expense
Deposits	6,615,861	5,118,721	18,705,125	13,658,527
Other borrowings	176,481	313,641	792,245	807,354

Total interest expense	6,792,342	5,432,362	19,497,370	14,465,881

Net interest income	6,047,517	7,162,945	19,845,179	20,674,110
Provision for loan losses	1,257,754	110,520	1,434,254	506,860

Net interest income after provision for loan losses	4,789,763	7,052,425	18,410,925	20,167,250

Other operating income
Service charges on deposit accounts	327,942	365,484	1,003,703	1,133,170
Other service charges and fees	270,452	284,740	840,771	868,066
Mortgage banking income	163,635	139,673	491,125	538,540

Total other income	762,029	789,897	2,335,599	2,539,776

Other expenses
Salaries and employee benefits	1,887,351	1,671,982	5,419,357	4,871,299
Occupancy and equipment expenses	513,358	458,161	1,428,129	1,278,324
Other operating expenses	554,083	550,090	1,723,907	1,601,487

Total other expenses	2,954,792	2,680,233	8,571,393	7,751,110

Income before income taxes	2,597,000	5,162,089	12,175,131	14,955,916
Income tax expense	936,399	1,961,160	4,508,832	5,571,770

Net income	1,660,601	3,200,929	7,666,299	9,384,146

Other comprehensive income:
Unrealized gains on securities available for sale, net of tax	469,709	320,126	225,594	143,193

Comprehensive income	$2,130,310	$3,521,055	$7,891,893	$9,527,339

Earnings per share	$0.12	$0.22	$0.54	$0.66

Weighted average shares outstanding	14,321,468	14,303,368	14,321,468	14,303,368

Cash dividends per share	$0.06	$0.05	$0.18	$0.15

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$7,666,299	$9,384,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	501,668	451,387
Net decrease in loans held for sale	666,066	318,000
Provision for loan losses	1,434,254	506,860
Net (gains) losses on sale of other real estate	13,522	(4,708)
Increase in interest receivable	(1,427,501)	(3,037,645)
Increase in interest payable	264,750	1,276,807
Net other operating activities	(169,963)	1,399,454

Net cash provided by operating activities	8,949,095	10,294,301

INVESTING ACTIVITIES
Purchases of securities available for sale	(70,978,609)	(39,031,497)
Purchases of securities held to maturity	(1,001,140)	(4,215,000)
Proceeds from maturities of securities available for sale	39,262,119	30,880,451
Proceeds from maturities of securities held to maturity	108,297	181,020
(Purchases) retirement of restricted equity securities	471,900	(321,900)
Net increase in federal funds sold	(16,900,000)	(13,100,000)
Net (increase) decrease in interest-bearing deposits in banks	(1,432,340)	24,440
Net increase in loans	(10,007,207)	(41,104,686)
Proceeds from sale of other real estate	632,228	132,383
Purchase of premises and equipment	(1,061,518)	(664,798)

Net cash used in investing activities	(60,906,270)	(67,219,587)

FINANCING ACTIVITIES
Net increase in deposits	59,161,260	54,077,524
Net proceeds from (repayments of) other borrowings	(7,792,188)	5,499,844
Dividends paid	(2,577,863)	(2,145,505)

Net cash provided by financing activities	48,791,209	57,431,863

Net increase (decrease) in cash and due from banks	(3,165,966)	506,577
Cash and due from banks, beginning of period	18,584,790	15,950,626

Cash and due from banks, end of period	$15,418,824	$16,457,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$19,232,620	$13,189,074
Income taxes	$5,578,299	$5,711,923
Noncash transactions:
Other real estate acquired in settlement of loans	$895,290	$364,361
Financed sales of other real estate owned	$73,845	$169,262

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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$39,391,440	$13,101	$—	$(61,992)	$39,342,549
Interest expense	19,510,471	48,891	—	(61,992)	19,497,370
Net interest income (expense)	19,880,969	(35,790)	—	—	19,845,179
Intersegment net interest income (expense)	61,992	(61,992)	—	—	—
Other revenue from external sources	1,835,024	491,125	9,450	—	2,335,599
Intersegment other revenues	18,630	(18,630)	—	—	—
Depreciation	496,535	450	4,683	—	501,668
Provision for loan losses	1,434,254	—	—	—	1,434,254
Segment profit (loss)	12,327,284	(108,731)	(43,422)	—	12,175,131
Segment assets	752,650,902	825,938	1,095,059	(2,542,654)	752,029,245
Expenditures for premises and equipment	1,061,518	—	—	—	1,061,518

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2006	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$35,181,983	$12,311	$—	$(54,303)	$35,139,991
Interest expense	14,478,192	41,992	—	(54,303)	14,465,881
Net interest income (expense)	20,703,791	(29,681)	—	—	20,674,110
Intersegment net interest income (expense)	54,303	(54,303)	—	—	—
Other revenue from external sources	1,991,786	538,540	9,450	—	2,539,776
Intersegment other revenues	18,630	(18,630)	—	—	—
Depreciation	444,237	1,049	6,101	—	451,387
Provision for loan losses	506,860	—	—	—	506,860
Segment profit (loss)	15,127,474	(120,946)	(50,612)	—	14,955,916
Segment assets	699,935,961	1,452,341	897,721	(3,120,262)	699,165,761
Expenditures for premises and equipment	664,798	—	—	—	664,798

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$12,857,397	$4,290	$—	$(21,828)	$12,839,859
Interest expense	6,796,632	17,538	—	(21,828)	6,792,342
Net interest income (expense)	6,060,765	(13,248)	—	—	6,047,517
Intersegment net interest income (expense)	21,828	(21,828)	—	—	—
Other revenue from external sources	595,244	163,635	3,150	—	762,029
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	175,067	130	1,561	—	176,758
Provision for loan losses	1,257,754	—	—	—	1,257,754
Segment profit (loss)	2,637,147	(28,565)	(11,582)	—	2,597,000
Expenditures for premises and equipment	463,210	—	—	—	463,210

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2006	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$12,607,621	$4,903	$—	$(17,217)	$12,595,307
Interest expense	5,437,265	12,314	—	(17,217)	5,432,362
Net interest income (expense)	7,170,356	(7,411)	—	—	7,162,945
Intersegment net interest income (expense)	17,217	(17,217)	—	—	—
Other revenue from external sources	647,074	139,673	3,150	—	789,897
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	147,466	160	1,561	—	149,187
Provision for loan losses	110,520	—	—	—	110,520
Segment profit (loss)	5,235,171	(62,571)	(10,511)	—	5,162,089
Expenditures for premises and equipment	492,582	—	—	—	492,582

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Henry County Bancshares, Inc. and its subsidiaries, The First State Bank and First Metro Mortgage Co., during the periods included in the accompanying consolidated financial statements.

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; and the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management as well as State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 20% at September 30, 2007 was considered satisfactory.

At September 30, 2007, our capital ratios were in excess of the requirements to be considered well capitalized under prompt corrective action provisions. The Board of Directors has approved the repurchase of up to $1 million of stock into treasury if it is in the best interest of the Company. On October 23, 2007, the Company purchased 20,250 shares of stock into treasury at a price of $13.50 per share. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirement
Leverage capital ratios	10.37%	10.23%	5.00%
Risk-based capital ratios:
Core capital	12.30	12.14	6.00
Total capital	13.33	13.17	10.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2007
Commitments to extend credit	$89,426,000
Letters of credit	6,264,000

$95,690,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks	$15,419	$18,585
Interest-bearing deposits in banks	1,727	295
Federal funds sold	22,400	5,500
Securities	123,557	91,077
Loans, net	564,168	556,416
Loans held for sale	—	666
Premises and equipment	10,496	9,936
Other assets	14,262	11,835

	$752,029	$694,310

Total deposits	$654,035	$594,873
Other borrowings	16,429	24,222
Other liabilities	5,052	4,017
Stockholders’ equity	76,513	71,198

	$752,029	$694,310

Our assets increased by 8.31% for the first nine months of 2007. Increases of $59.2 million in deposit growth, offset by decreases of $7.8 million in other borrowings were primarily used to fund purchases of investment securities and federal funds sold of $32.5 million and $16.9 million, respectively; as well as provide for a net increase of $7.8 million in loans during the first nine months of 2007. Our loan to deposit ratio, excluding loans held for sale, was 86% as of September 30, 2007 compared to 93% at December 31, 2006. Total deposits included $588 million of interest-bearing deposits at September 30, 2007, compared to $517 million at December 31, 2006. Our total equity has increased by $5.3 million year-to-date as net income of $7.7 million coupled with increases in unrealized gains on securities available for sale, net of tax, of $226,000 was offset by dividends paid of $2.6 million.

Results of Operations For The Three and Nine Months Ended September 30, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$12,840	$12,595
Interest expense	6,792	5,432

Net interest income	6,048	7,163
Provision for loan losses	1,258	111
Other income	762	790
Other expense	2,955	2,680

Pretax income	2,597	5,162
Income taxes	936	1,961

Net income	$1,661	$3,201

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$39,342	$35,140
Interest expense	19,497	14,466

Net interest income	19,845	20,674
Provision for loan losses	1,434	507
Other income	2,335	2,540
Other expense	8,571	7,751

Pretax income	12,175	14,956
Income taxes	4,509	5,572

Net income	$7,666	$9,384

Our net interest income decreased by $1,115,000 and $829,000 in the third quarter and first nine months of 2007 respectively, as compared to the same periods in 2006. Our net yield on average interest-earning assets decreased to 3.86% in the first nine months of 2007 as compared to 4.38% in the first nine months of 2006. Our net yield on average interest-earning assets was 4.31% for the entire year of 2006. The decrease in net interest income is primarily attributed to an increase in the cost of interest-bearing liabilities, resulting in increased interest expense, as well as slower loan growth as compared to the same period in 2006. Our net cost of interest-bearing liabilities increased to 4.63% during the first nine months of 2007 compared to 3.82% for the same period in 2006. The increase in interest expense is largely the result of the strong competition for deposits in our market area. Our yields on loans increased to 8.22% in the first nine months of 2007 compared to 7.96% in the first nine months of 2006. Although our yields on loans have increased over 2006, we reversed approximately $888,000 of year-to-date accrued interest income during the third quarter of 2007 on loans placed on nonaccrual, resulting in a decrease of approximately 16 basis points in our net yield on interest-earning assets for the first nine months of 2007.

The provision for loan losses amounted to $1,258,000 and $1,434,000 for the third quarter and first nine months of 2007, respectively. The increase in the provision for loan losses is primarily attributed to our estimates of impairments in loans placed on nonaccrual during the quarter ended September 30, 2007. The amounts provided are indicative of our assessment of the inherent risk in the loan portfolio at September 30, 2007. The allowance for loan losses as a percentage of net loans was 1.13% at September 30, 2007 as compared to .93% at December 31, 2006. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Please see the information on page 15 for a further discussion of our allowance for loan losses methodology.

The following table shows our nonperforming assets for the periods ended September 30, 2007, December 31, 2006, and September 30, 2006:

	Sept. 30, 2007	December 31, 2006	Sept. 30, 2006
	(Dollars in Thousands)
Nonaccrual loans	$17,330	$416	$1,036
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	3,206	1,001	1,388
Restructured loans	0	0	0

Total nonperforming loans	$20,536	$1,417	$2,424

Other real estate	1,586	1,411	262

Total nonperforming assets	$22,122	$2,828	$2,686

Nonperforming assets consist of nonaccrual loans, loans restructured due to the debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. When management believes there is sufficient doubt as to the collectibility of principal or interest on any loan, or generally when loans are 90 days or more past due, the accrual of interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection.

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

Nonperforming assets at September 30, 2007 amounted to approximately $22.1 million, or 3.87% of total loans and other real estate. This compares to approximately $2.8 million or .50% of total loans and other real estate at December 31, 2006, and $2.7 million or .48% at September 30, 2006.

The increase in nonperforming assets is primarily attributed to increases in nonaccrual loans and loans past due 90 days or more and still accruing. The increase in nonaccrual loans are represented by five separate loan relationships involving real estate development and construction in our local market and that comprise approximately 90% of the $17.2 million in loans placed on nonaccrual during the quarter ended September 30, 2007. Of these relationships, a development loan in the amount of $7.7 million, comprising 150 developed lots and over 60 undeveloped lots was placed on nonaccrual during the quarter. As a result of the impairment of this development loan, an additional provision to the loan loss reserve was made during September of approximately $867,000. The property, which is located in our market, was foreclosed in October and placed into other real estate. Subsequent to the foreclosure, the Company has been in conversations with interested parties involving a potential sale of the development. Another of these relationships is comprised of 16 construction loans in our local market for which the homes have been completed and are being marketed for sale by the borrower. The change in status of all of these loans placed on nonaccrual is primarily related to the borrowers’ illiquidity, as well as increased levels of lot and completed home inventories in our market. The increase in loans 90 days or more and still accruing is primarily attributed to construction loans to several borrowers that are fully secured by real estate, and that have all been brought current as to interest or have been paid in full subsequent to September 30, 2007.

The increase in other real estate is primarily attributed to the foreclosure of a single family detached residential dwelling as well as a vacant commercial lot, both of which are valued well in excess of the carrying value and that the Company is actively marketing for resale.

Subsequent to September 30, 2007, the Company became aware of two separate development loans totaling $3.8 million about which there is significant doubt as to the ability of the borrowers to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status. The loans were not 90 days or more past due as to interest or principal at September 30, 2007. The Company feels that if uncorrected, the relationship will become nonperforming prior to the end of the next reporting period. At present, the Company has evaluated the underlying collateral securing the loan and is of the opinion that it adequately protects against incurring a loss.

Although the Company is concerned with the significant increase in nonperforming assets at September 30, 2007, we are of the opinion that our long term relationships with these customers, familiarity with our local real estate markets and adequate collateral positions in these loans will help to minimize any losses that may arise as we continue to work with these relationships going forward. We believe that the performance problems existing in our real estate portfolio are a direct result of softening real estate activity and not indicative of a weakness in previous or current underwriting standards regarding real estate lending. Presently, the vast majority of the Company’s credits in the residential development and construction loan category of our portfolio continue to perform; however, management cannot predict the impact of future economic changes in our nonperforming assets.

Information regarding certain loans and allowance for loan loss data through September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$561,574	$544,150

Balance of allowance for loan losses at beginning of period	$5,230	$4,972

Loans charged off
Real estate	(186)	—
Commercial	(14)	(133)
Consumer installment	(44)	(48)

	(244)	(181)

Loans recovered
Real estate	1	—
Commercial	1	—
Consumer installment	11	17

	13	17

Net (charge-offs)/ recoveries	(231)	(164)

Additions to allowance charged to operating expense during period	1,434	507

Balance of allowance for loan losses at end of period	$6,433	$5,315

Ratio of net loans charged off during the period to average loans outstanding	.04%	.03%

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

Noninterest income

Other operating income decreased by $28,000 and $204,000 in the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006. The year-to-date decreases are due primarily to decreased service charges on deposit accounts of $129,000, decreases of $47,000 in mortgage banking income as a result of decreased mortgage activity and decreased other service charges and fees of $28,000. Decreases in service charges on deposit accounts are primarily attributed to the continued conversion of our existing service charge accounts to non service charge checking accounts.

Noninterest expense

Other expenses have increased $275,000 in the third quarter of 2007 compared to 2006 and have increased $820,000 for the first nine months of 2007 as compared to the same periods in 2006. Other expenses have increased during the first nine months of 2007 compared to 2006, primarily as a result of increased salaries and employee benefits, net of capitalized loan fees, of $548,000, increased occupancy and equipment expense of $150,000 and increases in other operating expenses of $122,000. Increases in salaries and employee benefits are primarily a result of increases in staff as a result of opening our new branch in April of 2007. The increase in occupancy and equipment expense is primarily attributed to increased depreciation expense of approximately $50,000 and increased ATM network fees of $40,000. The increase in other operating expenses is primarily attributed to increases in other real estate expense of $42,000, accounting and professional fees of $27,000 and stationery and supplies of $26,000. Our efficiency ratio for the nine months ending September 30, 2007 was 38.64% as we continue to rank at the top of our peer group percentile in the efficiency of our operations.

Income Taxes

We have provided for income taxes at an effective tax rate of 37% for the first nine months of 2007 as well as for the first nine months of 2006.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The third quarter model reflects an increase of 28% in net interest income and an 8% increase in market value equity for a 200 basis point increase in rates. The same model shows a 4% decrease in net interest income and a 13% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	(a) Total number Of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

10/23/2007	20,250 shares	$13.50	N/A	N/A

(a) The shares shown above were purchased in a single, unsolicited open-market transaction from an individual shareholder. The transaction was not pursuant to a stock repurchase plan.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

Date: November 7, 2007	By:	/s/ David H. Gill
David H. Gill, President and CEO (Principal Executive Officer)

Date: November 7, 2007	By:	/s/ Thomas L. Redding
Thomas L. Redding, Sr. Vice President and CFO (Principal Financial and Accounting Officer)