Form 10-K
period 2007-12-31
HENRY COUNTY BANCSHARES INC
filed 2008-03-17
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Smaller reporting company ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2007: $170,969,184 (based on the stock price of $13.50 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,245,690 shares of $2.50 par value common stock as of March 8, 2008.

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

•

Changing business or regulatory conditions or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

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

Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (the “SEC”).

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

The Company’s principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking business, as well as a variety of deposit services provided to its customers. The Company also conducts mortgage lending operations through the Bank’s wholly owned subsidiary, First Metro Mortgage Co., which provides the Bank’s customers with a wide range of mortgage banking services and products.

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

The First State Bank, Stockbridge, Georgia

The Bank was chartered by the Georgia Department of Banking and Finance in 1964. The Bank operates through its main office at 4806 North Henry Boulevard, Stockbridge, Georgia, as well as six (6) full service branches located at 1810 Hudson Bridge Road in Stockbridge, 295 Fairview Road in Ellenwood, 114 John Frank Ward Boulevard in McDonough, 4979 Bill Gardner Parkway in Locust Grove, 2316 Highway 155 in McDonough and 1908 Highway 81 East in McDonough. The Bank owns two lots for the construction of future branches, one at the intersection of Chambers Road and Jonesboro Road in Henry County, as well as one in Butts County located at 620 W. Third Street in Jackson. The Bank owns an additional parcel of real estate adjacent to its main office location in Stockbridge, Georgia, upon which is situated a small house leased to an unaffiliated insurance company.

The Bank engages in a full service commercial and consumer banking business in its primary market area of Henry County and surrounding counties, as well as a variety of deposit services provided to its customers. The Bank offers on-line banking services to its customers. Checking, savings, money market accounts and other time deposits are the primary sources of the Bank’s funds for loans and investments. The Bank offers a full complement of lending activities, including commercial, consumer installment, real estate, home equity and second mortgage loans, with particular emphasis on short and medium term obligations. Commercial lending activities are directed principally to businesses whose demands for funds fall within the Bank’s lending limits. Consumer lending is oriented primarily to the needs of the Bank’s customers. Real estate loans include short term acquisition and construction loans. The Bank focuses primarily on residential and commercial construction loans, commercial loans secured by machinery and equipment with a developed resale market, working capital loans on a secured short term basis to established businesses in the primary service area, home equity loans of up to 80% of the current market value of the underlying real estate, residential real estate loans of up to 90% of value with adjustable rates or balloon payments due within five (5) years, and loans secured by savings accounts, other time accounts, cash value of life insurance, readily marketable stocks and bonds, or general use machinery and equipment for which a resale market has developed. The Bank makes both secured and unsecured loans to persons and entities which meet criteria established by the Bank and the executive committee. Approximately 94% of the Bank’s loan portfolio is concentrated in loans secured by real estate, most of which is located in the Bank’s primary market area. The Bank, as a matter of state law and bank policy, does not extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $12,000,000. The lending policies and procedures of the Bank are periodically reviewed and modified by the Board of Directors of the Bank in order to ensure risks are acceptable and to protect the Bank’s financial position in the market. Among other services offered are drive-up windows, night deposits, safe deposits, traveler’s checks, credit cards, cashier’s checks, notary public and other customary bank services. The Bank does not offer trust services.

The Bank maintains correspondent relationships with Silverton Bank, SunTrust Bank, Federal Home Loan Bank, and the Federal Reserve Bank of Atlanta. These banks provide certain services to the Bank such as investing excess funds, wire transfer of funds, safekeeping of investment securities, loan participation and investment advice.

The banking business in and around Henry County, Georgia is highly competitive which includes certain major banks which have acquired formerly locally owned institutions. These banks have considerably greater resources and lending limits than the Bank. In addition to commercial banks and savings banks, the Bank competes with other financial institutions, such as credit unions, agricultural credit associations, and investment firms which provide services similar to checking accounts and commercial lending. The Bank competes with numerous institutions within the primary service areas, including local branches of Bank of America, SunTrust Bank, Wachovia and BB&T. As of December 31, 2007 the Bank held approximately 28% of the deposit accounts in the Henry County area. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

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

As of December 31, 2007, the Bank had 142 full-time employees and 18 part-time employees. None of the Bank’s employees are represented by a collective bargaining group. The Bank considers its relationships with the employees to be good.

A history of the Bank’s financial position for the fiscal years ended December 31, 2005, 2006 and 2007, is as follows:

	Years Ended
	2007	2006	2005
Total Assets	$718,996,049	$694,310,816	$631,033,297

Total Deposits	$625,851,121	$594,873,414	$545,247,129

Net Income	$8,708,726	$12,409,292	$10,275,922

First Metro Mortgage Co.

First Metro Mortgage Co. was formed in 1985 to provide mortgage loan origination services in the same primary market area as the Bank. Its offices are located at the Bank’s branch facility on Hudson Bridge Road in Stockbridge, Georgia. First Metro Mortgage Co. initiates long term mortgage loans but immediately sells those loans in the secondary market to investors pursuant to agreements between the investors and the company prior to funding. All loans are sold without recourse, and the Bank does not retain servicing rights or obligations with respect to those loans. First Metro Mortgage Co. realized net loss of $121,124 for 2007 as compared with a net loss of $110,029 for 2006, and a net loss of $42,624 in 2005. First Metro Mortgage Co. was merged into and became a subsidiary of The First State Bank, effective July 1, 2003.

Supervision and Regulation

Bank Holding Company Regulations—Henry County Bancshares, Inc.

The Company is a registered holding company under the Federal Bank Holding Company Act and the Georgia Bank Holding Company Act and is regulated under such act by the Board of Governors of Federal Reserve System (the “Federal Reserve”) and by the Georgia Department of Banking and Finance (the “GDB&F”), respectively.

Reporting and Examination

As a bank holding company, the Company is required to file annual reports with the Federal Reserve and the GDB&F and provide such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the GDB&F may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

Acquisitions

The Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) before merging or consolidating with another bank holding company. A bank holding company is also generally prohibited from engaging in, or acquiring, direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations for projects designed primarily to promote community welfare.

The GDB&F requires similar approval prior to the acquisition of any additional banks. A Georgia bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of a bank unless the bank being acquired is either a bank for purposes of the Federal Bank Holding Company Act, or a federal or state savings and loan association or savings bank or federal savings bank whose deposits are insured by the Federal Savings and Loan Insurance Corporation and such bank has been in existence and continuously operating as a bank for a period of three years or more prior to the date of application to the Department for approval of such acquisition.

Source of Strength to Subsidiary Banks

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

Capital Requirements

The Company is subject to regulatory capital requirements imposed by the Federal Reserve applied on a consolidated basis with banks owned by the Company. Bank holding companies must have capital (as defined in the rules) equal to eight (8) percent of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risk. For example, securities with an unconditional guarantee by the United States government are assigned the least risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

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

As of December 31, 2007 the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 12.13% and 13.37%, respectively. A more detailed analysis of the Company’s capital and comparison to regulatory requirements is included in Note 12 in the audited financial statements included herein.

The Riegle-Neal Interstate Banking and Branching Efficiency Act

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies. Generally speaking, under the Interstate Banking Act, a bank holding company located in one state may lawfully acquire a bank located in any other state, subject to deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states. The Interstate Banking Act and related California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.

The Gramm-Leach-Bliley Act of 1999

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed by bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Financial Modernization Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Financial Modernization Act also imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Regulation of Subsidiary Banks

As a state-chartered bank, The First State Bank is examined and regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the GDB&F. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claim of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured nonmember state bank.

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

The GDB&F regulates all areas of the bank’s banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. The Bank must have the approval of the GDB&F to pay cash dividends, unless at the time of such payment:

a. the total classified assets at the most recent examination of such bank do not exceed 80% of Tier 1 capital plus Allowance for Loan Losses as reflected at such examination;

b. the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes but before dividends, for the previous calendar year; and

c. the ratio of Tier 1 Capital to Adjusted Total Assets shall not be less than six (6) percent.

State chartered banks are also subject to State of Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit.

Expansion through Branching, Merger or Consolidation

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

Capital Requirements

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

FDIC Insurance Assessments

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), enacted in December 1991, provided for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the act is the requirement that banks will have to meet certain safety and soundness standards. In order to comply with the act, the Federal Reserve and the FDIC implemented regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, fees and benefits, asset quality, earnings and stock valuation.

The regulations provide for a risk based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Bank Insurance Fund (“BIF”). Under the regulations, banks pay an assessment depending upon risk classification.

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigns each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2007, The First State Bank met the definition of a well-capitalized institution.

Under FDICIA insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and Management and between a Board of Directors and its committees.

We have not experienced any significant difficulties in complying with Sarbanes-Oxley. However, we have incurred, and expect to continue to incur, significant costs in connection with compliance with Section 404 of Sarbanes-Oxley, which requires Management to undertake an assessment of the adequacy and effectiveness of our internal controls over financial reporting and requires our auditors to attest to, and report on, Management’s assessment and the operating effectiveness of these controls.

Commercial Real Estate Lending and Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (the “Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

Highlights of the Guidance include the following:

•

The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade. However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

•

The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

•

The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.

•

The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

•

Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

•

As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

The Company believes that the Guidance is applicable to it, as it has a concentration in CRE loans. The Company and its board of directors have discussed the Guidance and believe that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company and its board of directors have discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the U.S. Congress, the Georgia legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Item 1A.	RISK FACTORS

The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Our business is subject to the success of the local economies where we operate

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our primary and secondary markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. We are currently experiencing adverse economic conditions in our market areas, which affect the ability of our customers to repay their loans to us and generally negatively affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies and are thus disproportionately impacted.

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2007, approximately 94% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market in the State of Georgia will adversely affect the value of our assets, our revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which in today’s real estate market pose more credit risk than other types of loans typically made by financial institutions

We offer land acquisition and development and construction loans for builders and developers. As of December 31, 2007, approximately $256 million of our loan portfolio represents loans for which the related property is neither presold nor preleased. These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units and developed lots. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio may increase and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Elements.”

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2007, our nonperforming assets increased significantly to $47.8 million, or 8.25%, of loans receivable plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers default on their loans with us. We do not anticipate that the housing market will improve in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Elements.”

Future loan losses may exceed our allowance for loan losses.

We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Bank in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Allowances for Loan Losses.”

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. As a result of a difficult real estate market, we have increased our allowance from $5.23 million as of December 31, 2006 to $7.65 million as of December 31, 2007. We expect to continue to increase our allowance in 2008; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies would have a negative effect on our operating results.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on five occasions to reduce interest rates by a total of 225 basis points since September 2007, which likely will reduce our net interest income during the first quarter of 2008 and the foreseeable future. This reduction in net interest income likely will be exacerbated by the high level of competition that we face in our markets, which requires us to offer more attractive interest rates to borrowers, both on loans and deposits. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Quantitative and Qualitative Disclosures about Market Risk.”

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

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income

We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

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

1810 Hudson Bridge Road, Stockbridge, Georgia - This location contains a two-story facility consisting of 4,787 square feet. The lower floor contains a full service banking location with ATM and drive-thru service. The upper floor houses the operations of First Metro Mortgage Co.

4979 Bill Gardner Parkway, Locust Grove, Georgia - This location contains a one-story building consisting of 4,000 square feet with ATM and drive-thru service.

2316 Highway 155, McDonough, Georgia - This full service banking location is a single-story facility consisting of approximately 5,500 square feet with ATM and drive-thru service.

1908 Highway 81 East, McDonough, Georgia - This full service banking location is a single-story facility consisting of approximately 5,500 square feet with ATM and drive-thru service.

The Bank also owns two additional parcels of land, one located in Henry County at the intersection of Chambers Road and Jonesboro Road and one located at 620 W. Third Street in Jackson, Butts County, Georgia.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

YEAR 2007	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)		LOW SALES PRICE (Per Share)
First Quarter	14,984	$13.50		$13.00
Second Quarter	29,724	$14.00		$13.50
Third Quarter	20,350	$14.50		$13.50
Fourth Quarter	170,683	$13.50		$13.50

YEAR 2006	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)		LOW SALES PRICE (Per Share)
First Quarter	16,330	$23.00		$20.50
Second Quarter	22,867	$24.00		$21.00
Third Quarter	15,868	$26.00		$23.00
Fourth Quarter	37,768	$13.00	(1)	$12.50	(1)

(1)	The fourth quarter high and low sales have been adjusted for the two for one stock-split effective December 14, 2006.

The Company has historically paid dividends on an annual basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank and by First Metro Mortgage Co. The ability of the Bank to pay dividends to the Company is restricted by applicable regulatory requirements. The following table sets forth cash dividends which have been declared and paid by the Company since January 1, 2005:

Cash Dividends Declared Per Share ($)
Fiscal 2007
First Quarter	$.06 per share
Second Quarter	$.06 per share
Third Quarter	$.06 per share
Fourth Quarter	$.10 per share

Fiscal 2006
First Quarter	$.05 per share
Second Quarter	$.05 per share
Third Quarter	$.05 per share
Fourth Quarter	$.16 per share

Fiscal 2005
First Quarter	$.045 per share
Second Quarter	$.045 per share
Third Quarter	$.045 per share
Fourth Quarter	$.11 per share

(1) All dividends per share have been adjusted to reflect a two for one stock-split effective December 14, 2006.

As of February 8, 2008, 14,245,690 shares of common stock were outstanding and held of record by approximately 589 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

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

Unregistered Sales of Equity Securities

In December 2007, the Board of Directors approved the offer of sale of 16,122 shares of the Company’s common stock held in treasury to certain executive officers. The shares were sold at the current fair market price of $13.50, with no discounts. The executive officers purchasing shares were:

David H. Gill	-	8,889 shares
Ronald Burch	-	833 shares

The private issuance was exempt from registration with the SEC under its intrastate exemption and also exempt under the State of Georgia’s Small Offering exemption.

PERFORMANCE GRAPH

The graph presented below compares the cumulative total stockholder return on Henry County Bancshares, Inc.’s common stock to the cumulative total return of the NASDAQ Composite and the SNL Southeast Bank Index for the five fiscal years, which commenced January 1, 2003 and ended December 31, 2007. The cumulative total stockholder return assumes the investment of $100 in Henry County Bancshares, Inc.’s common stock and in each index on December 31, 2002 and assumes reinvestment of dividends. The NASDAQ Composite Index is a publicly available measure of over 3,000 companies including NASDAQ domestic and international based common type stocks listed on The Nasdaq Stock Market. The SNL Southeast Bank Index is a compilation of the total stockholder return of all publicly-traded bank holding companies headquartered in the Southeastern United States.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Henry County Bancshares, Inc.	100.00	110.43	119.68	136.36	181.67	192.51
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65

Issuer Purchases of Equity Securities

The following table sets forth the Company’s purchases of its common stock during the fourth quarter ended December 31, 2007.

Issuer Purchases of Equity Securities

	(a) Total number of shares (or units) Purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
10/23/2007	20,250 shares	$13.50	N/A	N/A
12/03/2007	20,250 shares	$13.50	N/A	N/A
12/14/2007	40,500 shares	$13.50	N/A	N/A

The shares shown above were purchased in single, unsolicited open-market transactions from individual shareholders. The transactions were not pursuant to a stock repurchase plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical consolidated financial information for us and our subsidiaries and is derived from the consolidated financial statements and related notes included in this annual report. This information is only a summary and should be read in conjunction with our historical financial statements and related notes. All amounts are in thousands, except per share data.

	As of and For the Year Ended December 31,
	2007	2006	2005	2004	2003
Total Loans	$569,388	$561,646	$518,114	$486,723	$418,637
Total Deposits	625,851	594,873	545,247	470,313	427,033
Total Borrowings	13,424	24,222	19,988	42,058	34,835
Total Assets	718,996	694,311	631,033	570,528	515,137

Interest Income	51,547	48,311	36,602	28,685	25,748
Interest Expense	26,306	20,498	13,859	10,022	9,429
Net Interest Income	25,241	27,813	22,743	18,663	16,319
Provision for Loan Losses	2,959	477	546	443	472
Net Interest Income After Provision	22,282	27,336	22,197	18,220	15,847
Non-Interest Income	3,025	3,296	3,983	4,322	5,531
Non-Interest Expense	11,763	10,614	10,239	9,548	9,417
Income Before Income Taxes	13,544	20,018	15,941	12,994	11,961
Provision for Income Taxes	4,835	7,609	5,665	4,611	4,225
Net Income	8,709	12,409	10,276	8,383	7,736

Net Income Per Share	.61	.87	.72	.59	.54

Cash Dividends Declared	0.28	0.31	0.245	0.205	0.19
Book Value Per Share	5.30	4.97	4,39	3.93	3.59
Weighted Average Shares	14,314,171	14,303,517	14,303,368	14,311,557	14,312,676

QUARTERLY DATA

	Years Ended December 31,
	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$12,204	$12,840	$13,523	$12,980	$13,171	$12,595	$11,667	$10,878
Interest expense	6,809	6,792	6,624	6,081	6,032	5,432	4,721	4,313

Net interest income	5,395	6,048	6,899	6,899	7,139	7,163	6,946	6,565
Provision for loan losses	1,525	1,258	164	12	(30)	111	250	146

Net interest income after provision for loan losses	3,870	4,790	6,735	6,887	7,169	7,052	6,696	6,419
Noninterest income	690	762	789	784	757	790	881	868
Noninterest expenses	3,191	2,955	2,857	2,760	2,863	2,680	2,621	2,450

Income before income taxes	1,369	2,597	4,667	4,911	5,063	5,162	4,956	4,837
Provision for income taxes	326	936	1,705	1,868	2,038	1,961	1,848	1,762

Net income	$1,043	$1,661	$2,962	$3,043	$3,025	$3,201	$3,108	$3,075

Earnings per share	$.07	$.12	$.21	$.21	$0.22	$0.22	$0.22	$0.21

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, The First State Bank and our mortgage subsidiary, First Metro Mortgage Co. at December 31, 2007 and 2006 and the results of operations for the three years in the period ended December 31, 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Allowance for loan losses

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the fair market value or the estimated net realizable value of underlying collateral on impaired loans, estimated losses on non-impaired loans based on historical loss experience, management’s evaluation of the current loan portfolio, and consideration of current economic trends and conditions. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of specific, general and unallocated components. The components of the allowance for loan losses represent an estimate pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or SFAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual problem or potential problem loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of loan relationships typically in excess of $500,000 but may include a review of other loan relationships on which full collection may not be reasonably assumed. These analyses involve judgment in estimating the amount of loss associated with the specific loans, including estimating the underlying collateral values. The historical loss experience is determined using the average of actual losses incurred over the prior five years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions as well as other qualitative factors. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category. The unallocated component reflects management’s estimate of potential inherent but undetected losses within the portfolio due to uncertainties in economic conditions as well as a component that accounts for the inherent imprecision in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. At December 31, 2007 and 2006, the unallocated component of the allowance is not significant.

Although management believes its processes for determining the allowance adequately consider all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. In addition there could be potential problem loans in the portfolio that have not been identified as problems because they continue to perform as set forth in the loan agreements. Continued weaknesses in our market area could cause currently performing credits to deteriorate. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

Additional information on the Company’s loan portfolio and allowance for loan losses can be found in the sections of Management’s Discussion and Analysis titled “Risk Elements” and “Allowance for Loan Losses” and in Note 1 to the Consolidated Financial Statements.

Overview

During the second half of 2007, we experienced a significant downturn in our local real estate market, as well as the overall metro Atlanta real estate market. As a result, our operating results were below those of 2006 and we anticipate that 2008 will also be a challenging year for earnings as we continue to see decreased construction and development loan activity. Due to slowing of construction loan activity during the second half of 2007, our loan portfolio experienced modest growth of $7.7 million for the year, while our deposit growth exceeded $30 million during 2007. We continued to remain the market leader as measured by deposits in Henry County, representing 28% market share as of June 30, 2007. We reported net income of $8,708,726 in 2007 as compared to $12,409,292 in 2006 and $10,275,922 in 2005. As a result of an increase in our average cost of funds, coupled with a 100 basis point drop in the Prime lending rate during the latter part of 2007, our net interest margins decreased to 3.64% for 2007, compared to 4.31% for 2006. Our net interest margin was also affected by a sharp increase in non-earning assets during the third and fourth quarters of 2007. Our allowance for loan and lease losses are well in excess of what our historical loss performance would indicate, but our ongoing analysis of the Bank’s loans, considering the current economic environment and the level of impaired loans, has resulted in an increased allowance for loan losses.

After a consistent pattern of growth in the company’s primary trade area over the last few years, we anticipate a significant slowdown of housing sales, along with a corresponding negative impact on related economic sectors. Indications of this slowdown are apparent in the declining housing sales, as well as the significant drop in housing permits issued by local governments. Credit quality has become a major concern, with the bank experiencing a significant increase in problem assets. As the housing market has slowed significantly in our trade area, we anticipate that the Company will experience far less overall loan growth than in past years. As we are not expanding our physical franchise this year, and we do not need significant funding for loan growth, we anticipate modest deposit growth for 2008. Flat or possibly negative growth, coupled with compressed interest rate margins will drive earnings for 2008.

Financial Condition at December 31, 2007 and 2006

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2007	2006
	(Dollars in Thousands)
Cash and due from banks	$16,826	$18,585
Interest-bearing deposits in banks	2,732	295
Federal funds sold	9,500	5,500
Securities	93,781	91,077
Loans held for sale	950	666
Loans, net	561,730	556,416
Premises and equipment	10,341	9,936
Other assets	23,136	11,835

	$718,996	$694,310

Total deposits	$625,851	$594,873
Other borrowings	13,424	24,222
Other liabilities	4,187	4,017
Stockholders' equity	75,534	71,198

	$718,996	$694,310

As of December 31, 2007, we had total assets of $719 million, an increase of 3.56% over December 31, 2006. Total interest-earning assets were $676 million at December 31, 2007 as compared to $659 million at December 31, 2006 or 94% and 95% of total assets, respectively. Our primary interest-earning assets at December 31, 2007 were loans, which made up 84% of total interest-earning assets as compared to 83% at December 31, 2006. Increases of $30.9 million in deposits offset by net decreases in other borrowings of $10.8 million and increases of $4.3 million in shareholders’ equity were primarily used to fund loan growth of $5.3 million, net of an increase in the reserve for loan losses of $2.4 million. Other assets increased $11.3 million primarily as a result of the transfer of foreclosed real estate loans to other real estate owned in the amount of $9.9 million. Deposit growth also funded an increase in our investment securities portfolio and federal funds sold of $2.7 million and $4.0 million, respectively. Our total equity increased by $4.3 million year-to-date as net income of $8.7 million, coupled with an increase in other comprehensive income related to our securities available for sale of $595,032, as well as sales of previously held treasury stock in the amount of $131,347 was offset by dividends paid of $4.0 million, as well as the purchase of treasury stock in the amount of $1.1 million.

The funding component of this change was accomplished through the continued emphasis on raising core deposits, while lessening our use of alternative funding sources such as brokered certificates of deposit and Federal Home Loan Bank advances. The Company is favorably positioned for moderate increases in interest rates and will continue to accept opportunity cost in the short term to preserve earnings stability for the long term.

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

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and equity securities amounted to $93.7 million at December 31, 2007. Unrealized gains on securities available-for-sale were $660,202 at December 31, 2007 as compared to unrealized losses of $241,363 at December 31, 2006. Unrealized losses on securities held-to-maturity were $21,289 at December 31, 2007 as compared to unrealized losses of $65,176 at December 31, 2006. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

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

Loan Participations:

The Bank sells loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. (As of December 31, 2007 the Bank had $4.07 million in loan participations sold).

The Bank will also purchase loan participations from time to time from other banks in the ordinary course of business usually without recourse. Purchased loan participations are underwritten in accordance with the Bank’s loan policy and represent a source of loan growth to the Bank. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that the Bank often relies on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, the Bank may experience a loss on these participations. Otherwise, the Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, the Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss. (As of December 31, 2007, the Bank had purchased 41 loan participations. The total principal amount of these participations comprised approximately 5.58% of our total portfolio on December 31, 2007).

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

For the year ended December 31, 2007, First Metro Mortgage Co. originated 130 loans totaling $21.7 million. These mortgage banking activities are performed exclusively by First Metro Mortgage Co. No similar activities are conducted at the Bank level. All loans originated by the Bank are classified as held for investment.

We have 94% of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family and multifamily residential properties (8%), construction loans to build one to four-family and multifamily residential properties (60%), and nonresidential properties consisting primarily of small business commercial properties (32%).

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

Our liquidity and capital resources are monitored on a monthly basis by management and periodically by State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 15% at December 31, 2007 was considered satisfactory.

At December 31, 2007, we had loan commitments outstanding of $75 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. We had arrangements with two commercial banks for additional short-term advances of $31.6 million, of which none had been drawn upon as of December 31, 2007. We also have the ability to borrow up to $112 million, subject to available collateral, from the Federal Home Loan Bank.

At December 31, 2007, our capital ratios were considered adequate based on regulatory minimum capital requirements. Stockholders' equity increased in 2007 by $4.3 million as net income of $8.7 million coupled with an increase in other comprehensive income related to our securities available-for-sale of $595,032, as well as sales of previously held treasury stock in the amount of $131,347 was offset by dividends paid of $4.0 million, as well as the purchase of treasury stock in the amount of $1.1 million. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2007, the Bank could pay dividends of $4.4 million without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of December 31, 2007 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	9.89%	9.85%	5.00%
Risk-based capital ratios:
Core capital	12.13	12.08	6.00
Total capital	13.37	13.32	10.00

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

Results of Operations For The Years Ended December 31, 2007, 2006 and 2005

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Interest income	$51,547	$48,311	$36,602
Interest expense	26,306	20,498	13,859

Net interest income	25,241	27,813	22,743
Provision for loan losses	2,959	477	546
Other income	3,025	3,296	3,983
Other expenses	11,763	10,614	10,239

Pretax income	13,544	20,018	15,941
Income taxes	4,835	7,609	5,665

Net income	$8,709	$12,409	$10,276

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

The net yield on average interest-earning assets decreased to 3.64% in 2007 from 4.31% in 2006. The average yield on interest-earning assets decreased to 7.42% in 2007 from 7.50 % in 2006. The average yield on interest-bearing liabilities increased to 4.59% in 2007 from 3.95 % in 2006. As a result of a 100 basis point decrease in the Prime lending rate during the third quarter of 2007, coupled with an increase in our cost of funds during 2007, our net interest margin decreased during 2007.

The net yield on average interest-earning assets increased to 4.31% in 2006 from 3.90% in 2005. The average yield on interest-earning assets increased to 7.50% in 2006 from 6.27% in 2005. The average yield on interest-bearing liabilities increased to 3.95% in 2006 from 3.05% in 2005.

Net interest income decreased by $2.5 million in 2007 as compared to an increase of $5.1 million in 2006 and an increase of $4.1 million in 2005 compared to 2004. The decrease in 2007 was attributed to an overall increase in our cost of funds primarily in the first nine months of 2007, coupled with a decrease in average rates earned on our interest earning assets during the fourth quarter of 2007, and to a lesser extent the increase in loans placed on nonaccrual during the third and fourth quarters of 2007.

Provision for Loan Losses

The provision for loan losses increased by $2,482,394 to $2,959,254 in 2007 and decreased by $69,290 to $476,860 in 2006. The amounts provided are due primarily to our assessment of the inherent risk in the loan portfolio. Please see the section titled “Allowance for Loan Losses” for a more detailed explanation of our assessment criteria as it relates to providing for loan losses. We believe that the $7.6 million in the allowance for loan losses at December 31, 2007, or 1.34% of total net outstanding loans and the $5.2 million in the allowance for loan losses at December 31, 2006, or .93% of total net outstanding loans, are adequate at their respective dates to absorb known risks in the portfolio based upon our historical experience. Our net charge-offs were minimal in 2007, 2006 and 2005 as the ratio of charged-off loans to average loans outstanding was .09%, .04% and .01%, respectively. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income

Other income consists of service charges on deposit accounts, other service charges and fees and mortgage banking income. Other income was $3.0 million in 2007 as compared to $3.3 million in 2006. The decrease is due primarily to decreased service charges on demand deposit accounts of $138,000, as well as decreases in mortgage banking income of $103,000, and to a lesser extent, other service charges and fees of $29,000. Decreases in service charges on demand deposit accounts are attributed to decreases in overdraft fees of $64,000 and decreases in fees charged on service charge demand deposit and club accounts of $92,000, offset by an increase in internet banking fees of $21,000. The decrease in mortgage banking income is attributed to a lesser volume of mortgage originations during 2007 compared to 2006.

Other income was $3.3 million in 2006 as compared to $4.0 million in 2005. The decrease is due primarily to decreased service charges on deposit accounts of $416,000, as well as decreases in mortgage banking income of $348,000. Decreases in service charges on deposit accounts are attributed to decreases in overdraft fees of $157,000 and decreases in fees charged on service charge demand deposit and club accounts of $137,000 and $113,000, respectively. The decrease in mortgage banking income is attributed to a lesser volume of mortgage originations as well as fewer re-financings during 2006 compared to 2005.

Other Expenses

Other expenses were $11.8 million in 2007 as compared to $10.6 million in 2006, an increase of $1,148,804. Gross salaries and employee benefits increased by $712,344, primarily as a result of normal salary, incentive and benefits increases of $363,962, coupled with decreases in capitalized loan fees in the amount of $348,382. The number of full time equivalent employees was 151 at December 31, 2007 as compared to 144 at December 31, 2006. Our equipment and occupancy expenses increased by $187,456 in 2007 as compared to 2006, primarily as a result of increased building and fixture depreciation expenses of $65,002 and other occupancy expenses attributed to the opening of our Bethany Road branch in March of 2007. Other operating expenses increased by $249,004 as result of increases in stationery and supplies of $34,240, internet expenses of $31,854, ATM expenses of $48,737 and increased expenses attributed to other real estate owned of $140,969.

The increase in other expenses to $10.6 million in 2006 from $10.2 million in 2005 was due to increased salary and employee benefits of $308,261, primarily as a result of normal salary and incentive increases of $284,000. Equipment and occupancy expenses increased by $49,612, as a result of increased depreciation expense on computer equipment. Other operating expenses increased by only $16,715 as there was no significant increase in individual other operating expense accounts.

Income Tax

Income tax expense was $4.8 million in 2007 as compared to $7.6 million in 2006. The decrease is primarily due to lower pretax income. Income tax expense as a percentage of pretax income was 36% for December 31, 2007 and 38% for December 31, 2006.

The increase in income tax expense to $7.6 million in 2006 from $5.6 million in 2005 was due to higher pretax income. Income tax as a percentage of pretax income was 38% in 2006 and 36% in 2005.

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity; interest rates and interest differentials; interest rate sensitivity gap ratios; the securities portfolio; the loan portfolio including types of loans, maturities and sensitivities to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits; and the return on equity and assets.

The following table sets forth the amount of our interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest yield/rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

Table 1 - Distribution of Assets, Liabilities and Stockholders’ Equity

                Interest Rates and Interest Differentials

	Years Ended December 31,
	2007			2006			2005
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Taxable securities	$99,206	$5,255	5.30%	$71,923	$3,077	4.28%	$52,793	$1,639	3.10%
Nontaxable securities (4)	10,038	378	3.77%	8,666	332	3.83%	5,677	226	3.98%
Federal funds sold	21,641	1,082	5.00%	15,492	780	5.03%	13,895	495	3.56%
Interest-bearing deposits in banks	1,472	74	5.03%	227	14	6.17%	521	15	2.88%
Loans (2) (3)	562,478	44,758	7.96%	548,046	44,109	8.05%	510,733	34,226	6.70%

Total interest-earning assets	694,835	51,547	7.42%	644,354	48,312	7.50%	583,619	36,601	6.27%

Unrealized (losses) on securities	(139)			(607)			(426)
Allowance for loan losses	(5,424)			(5,194)			(4,782)
Cash and due from banks	15,669			17,462			19,822
Other assets	26,533			20,054			17,934

Total	$731,474			$676,069			$616,167

Interest-bearing demand & savings	$154,108	4,262	2.77%	$163,912	4,328	2.64%	$153,669	3,204	2.09%
Time deposits	400,165	21,073	5.27%	332,730	15,029	4.52%	278,152	9,609	3.45%
Borrowings	19,012	971	5.11%	22,379	1,141	5.10%	22,759	1,046	4.60%

Total interest-bearing liabilities	573,285	26,306	4.59%	519,021	20,498	3.95%	454,580	13,859	3.05%

Noninterest-bearing demand	76,857			83,922			97,100
Other liabilities	5,798			5,088			4,484
Stockholders’ equity	75,534			68,038			60,003

Total	$731,474			$676,069			$616,167

Net interest income		$25,241			$27,814			$22,742

Net interest spread			2.83%			3.54%			3.22%
Net yield on average interest-earning assets			3.64%			4.31%			3.90%

(1)	Average balances were determined using the daily average balances.
(2)	Average balances of loans include nonaccrual loans.
(3)	Interest and fees on loans include $208,000, $220,000, and $223,000 of loan fee income for the years ended December 31, 2007, 2006, and 2005, respectively.
(4)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	Years Ended December 31,
	2007 to 2006			2006 to 2005
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$1,153	$(474)	$649	$2,634	$7,249	$9,883
Interest on taxable securities	1,338	840	2,178	704	734	1,438
Interest on nontaxable securities	52	(6)	46	115	(9)	106
Interest on federal funds sold	307	(5)	302	62	223	285
Interest on interest-bearing deposits in banks	64	(4)	60	(11)	10	(1)

Total interest income	2,914	351	3,265	3,504	8,207	11,711

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	(265)	199	(66)	228	896	1,124
Interest on time deposits	3,324	2,720	6,044	2,111	3,309	5,420
Interest on borrowings	(172)	2	(170)	(17)	112	95

Total interest expense	2,887	2,921	5,808	2,322	4,317	6,639

Net interest income	$27	$(2,570)	$(2,573)	$1,182	$3,890	$5,072

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

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect our liquidity position.

At December 31, 2007 our cumulative one year interest rate sensitivity gap ratio was 96%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate slightly less than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$2,732	$—	$—	$—	$2,732
Federal funds sold	9,500	—	—	—	9,500
Securities	1,255	5,373	46,185	38,409	91,222
Loans	423,105	39,872	103,980	3,381	570,338

Total interest-earning assets	436,592	45,245	150,165	41,790	673,792

Interest-bearing liabilities:
Interest-bearing demand and savings	$148,156	$—	$—	$—	$148,156
Time deposits	63,125	282,741	60,441	—	406,307
Repurchase agreements	5,000	—	—	—	5,000
Other borrowings	5,353	—	3,071	—	8,424

Total interest-bearing liabilities	$221,634	$282,741	$63,512	$—	$567,887

Interest rate sensitivity gap	$214,958	$(237,496)	$86,653	$41,790	$105,905

Cumulative interest rate sensitivity gap	$214,958	$(22,538)	$64,115	$105,905

Interest rate sensitivity gap ratio	1.97	.16	2.36	0.00

Cumulative interest rate sensitivity gap ratio	1.97	.96	1.11	1.19

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 70% of the loan portfolio is comprised of loans that have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2007	2006	2005
	(Dollars in Thousands)
U.S. Treasury securities	$—	$—	$996
Government-sponsored agencies	58,414	71,262	59,196
Mortgage-backed securities	24,723	7,947	4,886
Municipal securities	8,745	9,498	5,567

	91,882	88,707	70,645
Equity securities	1,898	2,370	2,057

	$93,780	$91,077	$72,702

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2007 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Government-sponsored agencies	$6,045	4.97%	$38,801	5.16%	$13,568	5.45%
Mortgage-backed securities	151	3.79	147	4.88	5,157	5.45
Municipal securities	454	3.95	7,468	3.68	288	5.20

	$6,650	4.88	$46,416	4.93	$19,013	5.44

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
Government-sponsored agencies	$—	—%	$58,414	5.21%
Mortgage-backed securities	19,268	5.35	24,723	5.36
Municipal securities	535	5.41	8,745	3.85

	$19,803	5.35	$91,882	5.12

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	The weighted average yields for municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Commercial	$23,752	$32,765	$36,349	$47,246	$55,075
Real estate—construction	325,151	309,565	260,912	223,907	156,821
Real estate – mortgage	212,786	210,368	210,366	203,598	191,944
Consumer installment and other	7,698	8,948	10,487	11,972	14,797

	569,387	561,646	518,114	486,723	418,637
Less allowance for loan losses	(7,657)	(5,230)	(4,972)	(4,489)	(4,178)

Net loans	$561,730	$556,416	$513,142	$482,234	$414,459

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2007 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$2,311
After one through five years	19,968
After five years	1,473

23,752

Construction
One year or less	73,373
After one through five years	251,778
After five years	0

325,151

Other
One year or less	13,178
After one through five years	172,651
After five years	34,655

220,484

$569,387

The following table summarizes loans at December 31, 2007 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$151,343
Floating or adjustable interest rates	329,182

$480,525

Risk Elements

The following table presents the aggregate of nonperforming assets for the categories indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$32,744	$416	$782	$498	$346

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	4,714	1,001	4,173	3,251	1,654

Restructured loans	—	—	—	—	—

Total nonperforming loans	$37,458	$1,417	$4,955	$3,749	$2,000

Other real estate	10,394	1,411	194	5	8

Total non performing assets	$47,852	$2,828	$5,149	$3,754	$2,008

The reduction in interest income associated with nonaccrual loans during 2007 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$1,947

Interest income that was recorded on nonaccrual loans	$25

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is determined when; (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected; or (2) the principal or interest is more than ninety days past due, unless the loan is both well secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgement, the collection of interest and principal becomes probable.

Nonperforming assets at December 31, 2007 amounted to approximately $47.8 million, or 8.25% of total loans and other real estate. This compares to approximately $2.8 million, or .50% of total loans and other real estate at December 31, 2006 and $5.1 million, or .99% of total loans and other real estate at December 31, 2005.

The increase in nonperforming assets is primarily attributed to increases in nonaccrual loans and other real estate. The majority of nonaccrual loans are represented by approximately eighteen separate loan relationships involving construction loans and residential development loans located in our local trade area and these loans comprise over 98% of the $32.7 million in loans placed on nonaccrual during the third and fourth quarters of 2007. Of these relationships, eleven are comprised of $13.0 million in loans secured by detached homes in various stages of completion, two relationships are comprised of $3.0 million in loans secured by various residential building lots, and two relationships are comprised of $4.5 million in development loans comprising whole residential lot subdivisions that have been completed. We also had several relationships in our nonperforming asset totals comprising residential development loans in which the development had not been completed as of December 31, 2007.

The Company has performed an extensive analysis of these loans and the underlying collateral values and has made additional provisions to the allowance for loan losses totaling $2.8 million during the third and fourth quarters of 2007. In addition, subsequent to the end of the year, the Bank was notified of the bankruptcy filing of a borrower with a significant relationship. The company has incorporated this relationship into the year-end non-performing assets and believes that it has appropriate reserves to protect against future additional loss. The change in status of all of these loans placed on nonaccrual is primarily related to the borrowers’ illiquidity, as well as increased levels of lot and completed home inventories in our market as discussed below.

The increase in other real estate is primarily attributed to the foreclosure of a development loan during the third quarter of 2007 in the amount of $7.7 million, comprising 145 developed lots and 88 undeveloped lots. The Company has entered into sales discussions with several potential purchasers of this property and is hopeful that it can realize full value of the property. There is not a sale pending on this property at the time of this writing.

The Company’s primary trade area is Henry County, Georgia and those portions of adjoining counties that are natural extensions of Henry County communities. Henry County has been a rapidly growing county, consistently in the top 10 counties in the nation for growth. Consistent with the Atlanta metropolitan area, the growth of the community was the basis for a significant portion of the Company’s loan portfolio. While home sales began slowing in early 2007, the sales activity dramatically slowed in the third and fourth quarters. While the subsidiary bank did not engage in sub-prime mortgage lending, either as a direct investor or as a holder of securities, it has not been immune to its impact. A number of the Bank’s loan customers are involved in the development of residential housing lots or the construction for resale of residential housing units. The absorption rate of houses and lots supported a significant buildup of inventory of houses for sale as well as a constant supply of lots for future home construction. The significant downturn in home sales, in large part due to the loss of many financing opportunities for purchasers, has exacerbated the cash flow problems of individual borrowers. Experienced developers and builders found themselves with inventories of homes and lots being exposed to a market that was no longer able to absorb these properties in a time frame consistent with the production of inventory. Those properties generally require sales concessions or buyer incentives in order to sell. The sudden change in absorption patterns has left many borrowers with standing inventories that require significant levels of cash requirements to support the carrying cost of servicing their debt. Unfortunately this comes at a time when many of their assets are held in relatively illiquid form. As a result of this, the Company has seen a sudden spike of loans upon which the borrower does not have the current ability to meet the obligations of the loan upon the pre-established terms.

The Company is concerned with the significant increase in nonperforming assets at December 31, 2007, although we are of the opinion that our long term relationships with these customers, familiarity with our local real estate markets and adequate collateral positions in these loans will help minimize any losses that may arise as we continue to work with these relationships going forward. The Company recognizes the possibility there may remain loans in the portfolio that have not been identified as problems due solely to the fact that they have not yet reached an interest payment date or maturity, upon which failure to perform would constitute a default.

We believe that the performance problems existing in our real estate portfolio are a direct result of softening real estate activity and not indicative of a weakness in previous or current underwriting standards regarding real estate lending.

The Company is actively working with non-performing borrowers to develop plans for repayment and a program to liquidate the underlying properties through sales. Alternatively the Company will provide opportunities to restructure the debt if it can be done in a sound manner that will provide the borrower appropriate time to weather this period while protecting the Bank against further loss or deterioration of collateral values.

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

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$562,478	$548,046	$510,733	$455,993	$378,992

Balance of allowance for loan losses at beginning of year	$5,230	$4,972	$4,489	$4,178	$3,827

Loans charged off:
Real estate	(466)	(5)	(21)	(17)	(25)
Commercial	(33)	(148)	(12)	(45)	(15)
Consumer installment	(51)	(88)	(53)	(91)	(122)

	(550)	(241)	(86)	(153)	(162)

Recoveries of loans previously charged off:
Real estate	1	—	9	6	1
Commercial	1	—	1	—	—
Consumer installment	16	22	13	15	40

	18	22	23	21	41

Net loans charged off during the year	(532)	(219)	(63)	(132)	(121)

Additions to allowance charged to expense during year	2,959	477	546	443	472

Balance of allowance for loan losses at end of year	$7,657	$5,230	$4,972	$4,489	$4,178

Ratio of net loans charged off during the year to average loans outstanding	0.09%	0.04%	0.01%	0.03%	0.03%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by us to adequately cover all known and inherent risks in the loan portfolio. Our judgment as to the adequacy of the allowance for loan losses is based on a number of assumptions about future events, which we believe to be reasonable, but which may or may not prove to be accurate. In assessing the adequacy, management relies predominately on its ongoing review of the loan portfolio. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of regulatory agencies that review the loan portfolio as part of the regular bank examination process, as well as reviews conducted by our outside loan review firm. In evaluating the allowance, management also considers our loan loss experience, deterioration in asset values, general and local economic conditions, concentrations of credit, slowing housing sales and other appropriate information. Certain nonperforming loans are individually assessed for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations.

Other identified high-risk loans or credit relationships are also individually assessed and assigned specific allocations.

As of the indicated dates, we have made allocations of our allowance for loan losses to specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial	$637	8.32%	$499	5.83%	$554	7.01%	$647	9.71%	$813	13.15%
Real estate-construction	5,625	73.46	2,911	55.12	2,066	50.35	1,698	46.00	1,015	37.46
Real estate-mortgage	1,310	17.11	1,570	37.45	1,827	40.60	1,526	41.83	1,625	45.85
Consumer installment and other	85	1.11	250	1.60	525	2.04	618	2.46	725	3.54

Total allowance	7,657	100.00%	5,230	100.00%	$4,972	100.00%	$4,489	100.00%	$4,178	100.00%

DEPOSITS

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. (1)

	Year Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$76,857	—%	$83,922	—%	$97,100	—%
Interest-bearing demand and savings deposits	154,108	2.77	163,912	2.64	153,669	2.09
Time deposits	400,165	5.27	332,730	4.52	278,152	3.45

Total deposits	$631,130		$580,564		$528,921

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$26,066
Over three through six months	46,388
Over six through twelve months	69,581
Over twelve months	28,486

Total	$170,521

RETURN ON EQUITY AND ASSETS

The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,
	2007	2006	2005
Return on assets (1)	1.19%	1.84%	1.67%
Return on equity (2)	11.53	18.24	17.13
Dividend payout ratio (3)	45.90	35.63	34.03
Equity to assets ratio (4)	10.33	10.06	9.74

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by earnings per share.
(4)	Average equity divided by average total assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The 4th quarter model reflects an increase of 31% in net interest income and a 16% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 2% decrease in net interest income and a 17% decrease in economic value of equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value of equity in the projected rate environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2007 and 2006

Consolidated Statements of Income - Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows - Years Ended December 31, 2007, 2006 and 2005

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

The management of Henry County Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting met those criteria and is effective.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. You may find this report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Henry County Bancshares, Inc.

Stockbridge, Georgia

We have audited Henry County Bancshares, Inc, and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Henry County Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Henry County Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2007, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry County Bancshares, Inc. and subsidiaries’ as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

March 13, 2008

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(1) Financial statements: The consolidated balance sheets of Henry County Bancshares, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, consolidated statements of comprehensive income, statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2007, together with the related notes and the independent auditor’s report of Mauldin & Jenkins, LLC, independent accountants.

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

HENRY COUNTY BANCSHARES, INC.

Date: March 14, 2008	By:	/s/ David H. Gill
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 14, 2008.

/s/ Paul J. Cates, Jr.
PAUL J. CATES, JR.	Director

/s/ Phillip H. Cook
PHILLIP H. COOK	Director

/s/ H. K. Elliott, Jr.
H. K. ELLIOTT, JR.	Director

/s/ G. R. Foster, III
G. R. FOSTER, III	Director

/s/ David H. Gill
DAVID H. GILL	President, Chief Executive Officer, Director

/s/ Edwin C. Kelley, Jr.
EDWIN C. KELLEY, JR.	Director

/s/ Mary Lynn E. Lambert
MARY LYNN E. LAMBERT	Director

/s/ Robert O. Linch
ROBERT O. LINCH	Director and Chairman of the Board

/s/ William C. Strom
WILLIAM C. STROM	Director and Executive Vice President

/s/ Ronald M. Turpin
RONALD M. TURPIN	Director

/s/ James C. Waggoner
JAMES C. WAGGONER	Director

/s/ Thomas L. Redding
THOMAS L. REDDING	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Henry County Bancshares, Inc. (incorporated by reference to Exhibit 3(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789 dated July 30, 2002.)

3.2	Articles of Correction dated June 24, 1982 (incorporated by reference to Exhibit 3(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.3	Articles of Amendment dated May 27, 1997 (incorporated by reference to Exhibit 3(iii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.4	Articles of Amendment dated September 16, 1997 (incorporated by reference to Exhibit 3(iv) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.5	Bylaws of Henry County Bancshares, Inc. dated May 2, 1983 (incorporated by reference to Exhibit 3(v) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.6	Amendment to Bylaws of Henry County Bancshares, Inc. dated December 12, 1996 (incorporated by reference to Exhibit 3(vi) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.7	Articles of Amendment dated December 14, 2006 (incorporated by reference to Exhibit 3.7 of the Company’s Current Report filed on Form 8-K, File No. 000-49789, dated December 18, 2006).

10.1	Participation Agreement - Executive Salary Continuation Plan - David H. Gill (incorporated by reference to Exhibit 10(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10.2	Participation Agreement - Executive Salary Continuation Plan - William C. Strom (incorporated by reference to Exhibit 10(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

13	Consolidated Financial Statements of Registrant as of December 31, 2007 and 2006

21	Schedule of subsidiaries of the Registrant

24	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32	Section 1350 Certifications