Form 10-Q
period 2008-03-31
HENRY COUNTY BANCSHARES INC
filed 2008-05-12
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2008: 14,245,690; $2.50 par value.

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$16,494,745	$16,826,236
Interest- bearing deposits in banks	1,341,041	2,731,987
Federal funds sold	14,800,000	9,500,000
Securities available for sale, at fair value	79,890,240	87,717,716
Securities held to maturity, at cost, (fair value 2008 $4,194,983; 2007 $4,143,401)	4,163,642	4,164,690
Restricted equity securities, at cost	1,702,651	1,897,751
Loans held for sale	533,600	950,405

Loans	562,807,073	569,387,551
Less allowance for loan losses	8,718,348	7,657,387

Loans, net	554,088,725	561,730,164

Premises and equipment	10,164,894	10,341,368
Other assets	22,202,708	23,135,732

Total assets	$705,382,246	$718,996,049

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$70,183,039	$71,388,083
Interest-bearing	551,755,955	554,463,038

Total deposits	621,938,994	625,851,121
Other borrowings	3,128,658	13,424,498
Other liabilities	4,218,538	4,186,288

Total liabilities	629,286,190	643,461,907

Stockholders' equity
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.60 shares issued	35,971,874	35,971,874
Surplus	739,560	739,560
Retained earnings	40,880,752	40,644,829
Accumulated other comprehensive income	822,474	435,733
Treasury stock, 143,060 and 138,560 shares, respectively	(2,318,604)	(2,257,854)

Total stockholders' equity	76,096,056	75,534,142

Total liabilities and stockholders' equity	$705,382,246	$718,996,049

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income
Loans	$9,778,904	$11,625,268
Taxable securities	1,150,634	1,050,097
Nontaxable securities	79,445	89,109
Deposits in banks	31,159	5,237
Federal funds sold	104,802	210,020

Total interest income	11,144,944	12,979,731

Interest expense
Deposits	5,808,918	5,773,410
Other borrowings	118,079	307,895

Total interest expense	5,926,997	6,081,305

Net interest income	5,217,947	6,898,426
Provision for loan losses	1,110,000	12,500

Net interest income after provision for loan losses	4,107,947	6,885,926

Other operating income
Service charges on deposit accounts	337,062	337,090
Other service charges and fees	254,528	289,178
Mortgage banking income	120,605	158,292

Total other income	712,195	784,560

Other expenses
Salaries and employee benefits	1,865,737	1,763,893
Occupancy and equipment expenses	481,874	438,071
Other operating expenses	741,167	557,697

Total other expenses	3,088,778	2,759,661

Income before income taxes	1,731,364	4,910,825

Income tax expense	640,700	1,867,501

Net income	1,090,664	3,043,324

Other comprehensive gain:
Unrealized gains on securities available for sale, net of tax	386,741	80,425

Comprehensive income	$1,477,405	$3,123,749

Earnings per share (weighted average shares outstanding- 14,284,744 and 14,321,468, respectively)	$0.08	$0.21

Cash dividends per share	$0.06	$0.06

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income	$1,090,664	$3,043,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	176,474	149,133
Net decrease in loans held for sale	416,805	321,385
Provision for loan losses	1,110,000	12,500
Writedowns of other real estate owned	109,064	—
(Increase) decrease in interest receivable	964,790	(377,824)
Decrease in interest payable	(419,002)	(213,481)
Net other operating activities	918,818	1,920,538

Net cash provided by operating activities	4,367,613	4,855,575

INVESTING ACTIVITIES
Purchases of securities available for sale	(23,037,629)	(22,999,520)
Proceeds from maturities of securities available for sale	31,451,075	13,030,792
Proceeds from maturities of securities held to maturity	1,048	101,449
Retirement of restricted equity securities	195,100	12,300
Net increase in federal funds sold	(5,300,000)	(30,200,000)
Net decrease in interest-bearing deposits in banks	1,390,946	67,502
Net decrease in loans	5,723,814	14,781,501
Purchase of premises and equipment	—	(424,533)

Net cash provided by (used in) investing activities	10,424,354	(25,630,509)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(3,912,127)	23,116,363
Net repayments of other borrowings	(10,295,840)	(33,324)
Dividends paid	(854,741)	(859,287)
Purchase of treasury stock	(60,750)	—

Net cash provided by (used in) financing activities	(15,123,458)	22,223,752

Net increase (decrease) in cash and due from banks	(331,491)	1,448,818

Cash and due from banks, beginning of period	16,826,236	18,584,790

Cash and due from banks, end of period	$16,494,745	$20,033,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$6,345,999	$6,294,786

Income taxes	$—	$203,547

Noncash transactions
Other real estate acquired in settlement of loans	$807,625	$678,221

Financed sales of other real estate owned	$—	$—

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

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Adoption of New Accounting Standards

Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy prioritizing the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As permitted under FASB Staff Position No. FAS 157-2, the Company has elected to defer the application of FAS 157 to nonfinancial assets and liabilities until January 1, 2009. The Company does not believe the impact will be material to the financial condition of the Company.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Fair Value Measurement

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value.

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurements at March 31, 2008, using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Assets:
Available for sale securities	$—	$79,890,240	$—

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: commercial banking and mortgage loan origination. The commercial banking segment provides traditional banking services offered through the Bank. The mortgage loan origination segment provides mortgage loan origination services offered through First Metro.

The accounting policies of the segments are the same as those described in the footnotes to the December 31, 2007 consolidated financial statements as filed in our annual report on Form 10-K. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2008	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$11,158,372	$2,952	$—	$(16,380)	$11,144,944
Interest expense	5,929,949	13,428	—	(16,380)	5,926,997
Net interest income (expense)	5,228,423	(10,476)	—	—	5,217,947
Intersegment net interest income (expense)	10,476	(10,476)	—	—	—
Other revenue from external sources	588,440	120,605	3,150	—	712,195
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	174,784	129	1,561	—	176,474
Provision for loan losses	1,110,000	—	—	—	1,110,000
Segment profit (loss)	1,796,045	(56,838)	(7,843)	—	1,731,364
Segment assets	705,972,888	1,278,068	296,076	(2,164,786)	705,382,246
Expenditures for premises and equipment	—	—	—	—	—

NOTE 2. SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$12,994,233	$4,389	$—	$(18,891)	$12,979,731
Interest expense	6,085,694	14,502	—	(18,891)	6,081,305
Net interest income (expense)	6,908,539	(10,113)	—	—	6,898,426
Intersegment net interest income (expense)	10,113	(10,113)	—	—	—
Other revenue from external sources	623,118	158,292	3,150	—	784,560
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	147,412	160	1,561	—	149,133
Provision for loan losses	12,500	—	—	—	12,500
Segment profit (loss)	4,961,767	(33,041)	(17,901)	—	4,910,825
Segment assets	722,131,062	1,252,744	1,125,912	(3,099,025)	721,410,693
Expenditures for premises and equipment	424,533	—	—	—	424,533

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2007 as filed in our annual report on Form 10-K.

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

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 14.59% at March 31, 2008 was considered satisfactory.

At March 31, 2008, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	10.47%	10.44%	5.00%
Risk-based capital ratios:
Tier 1 capital	12.45	12.41	6.00
Total capital	13.70	13.66	10.00

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

March 31, 2008
Commitments to extend credit	$72,561,000
Letters of credit	6,143,000

$78,704,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Cash and due from banks	$16,495	$16,826
Interest-bearing deposits in banks	1,341	2,732
Federal funds sold	14,800	9,500
Securities	85,756	93,781
Loans, net	554,089	561,730
Loans held for sale	534	950
Premises and equipment	10,165	10,341
Other assets	22,202	23,136

	$705,382	$718,996

Total deposits	$621,939	$625,851
Other borrowings	3,129	13,424
Other liabilities	4,218	4,187
Stockholders’ equity	76,096	75,534

	$705,382	$718,996

Our assets decreased by 1.89% in the first quarter of 2008. Decreases in net loans of $7.6 million, coupled with decreases in investment securities of $8.0 million were primarily used to fund increases in federal funds sold of $5.3 million as well as to reduce other borrowings by $10.3 million. Total deposits decreased $3.9 million in the first quarter of 2008. The decrease in deposit accounts were primarily a result of decreases in certificates of deposit of $10.9 million, offset by increases in interest bearing checking, savings and demand deposit accounts of $6.9 million. Our total equity has increased by $562,000 year-to-date as net income of $1.091 million coupled with increases in unrealized gains on securities available for sale, net of tax, of $387,000 was offset by dividends paid of $855,000 and purchases of treasury stock of $61,000.

Results of Operations For The Three Months Ended March 31, 2008 and 2007

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Interest income	$11,145	$12,979
Interest expense	5,927	6,081

Net interest income	5,218	6,898
Provision for loan losses	1,110	12
Other income	712	784
Other expense	3,089	2,760

Pretax income	1,731	4,910
Income taxes	640	1,867

Net income	$1,091	$3,043

Our net interest income has decreased by $1,680,000 in the first quarter of 2008 as compared to the same period in 2007. Our net yield on average interest-earning assets has decreased to 3.10% in the first quarter of 2008 as compared to 4.17% for the first quarter of 2007. The decrease in net yield on average interest-earning assets is primarily due to a 147 basis point drop in our yield on loans, coupled with a decrease in average outstanding loans in the first quarter of 2008 as compared to 2007. Our net yield on average interest-earning assets was 3.64% for the entire year of 2007. The yields earned on loans have decreased primarily as a result of continued decreases in the Prime lending rate as well as an increased level of nonaccrual loans. We reversed approximately $700,000 in interest income on loans placed on nonaccrual during the first quarter of 2008, effectively lowering our net yield on average earning assets by approximately 42 basis points. Our net cost on average interest-bearing liabilities decreased slightly to 4.23% in the first quarter of 2008 compared to 4.48% for the first quarter of 2007. The decrease in interest expense is largely the result of a lower cost of funds during the first quarter of 2008 compared to 2007 as our interest-bearing deposits are re-pricing downward as market deposit rates have lowered.

The provision for loan losses for the first quarter of 2008 was $1,110,000, an increase of $1,097,500 from the same quarter in 2007. The amounts provided are due primarily to our assessment of the inherent risk in the portfolio at March 31, 2008. The allowance for loan losses as a percentage of total net outstanding loans was 1.55% at March 31, 2008 and 1.34% at December 31, 2007. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the information on page 15 for a further discussion of our allowance for loan losses methodology.

The following table shows our nonperforming assets for the periods ended March 31, 2008, December 31, 2007, and March 31, 2007:

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in Thousands)
Nonaccrual loans	$36,938	$32,744	$74
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	3,012	4,714	4,591
Restructured loans	0	0	0

Total nonperforming loans	$39,950	$37,458	$4,665
Other real estate	11,093	10,394	2,089

Total nonperforming assets	$51,043	$47,852	$6,754

Nonperforming assets consist of nonaccrual loans, loans restructured due to the debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. When management believes there is sufficient doubt to the collecibility of principal or interest on any loan, or generally when loans are 90 days or more past due, the accrual of interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. Loans are returned to an accrual status when those factors that indicated doubtful collectibility on a timely basis no longer exist. Other real estate owned is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at March 31, 2008 amounted to approximately $51.0 million, or 8.89% of total loans and other real estate. This compares to approximately $47.8 million or 8.25% of total loans and other real estate at December 31, 2007, and $6.7 million or 1.23% at March 31, 2007.

The increase in nonperforming assets is primarily attributed to increases in nonaccrual loans as well as an increase in other real estate owned. The increase in nonaccrual loans are primarily attributed to two separate loan relationships involving residential developments. These relationships are both located in our trade area and are comprised of a $4.5 million development loan covering 127 acres located in Newton County, Georgia, and a $1.8 million development loan secured by 95 acres in Butts County, Georgia. The Company also placed a loan in the amount of $2.2 million on nonaccrual during the first quarter of 2008 secured by a developed commercial retail center located in Henry County, Georgia. Several smaller relationships secured by construction loans on homes in various stages of completion, as well as residential lots totaling approximately $2.4 million were also placed on nonaccrual during the first quarter of 2008. The Company collected interest and renewed approximately $4.9 million in loans previously placed on nonaccrual during the quarter ended March 31, 2008. The Company also collected principal and interest on nonaccrual loans in the amount of $844,000 during the first quarter of 2008 as a result of the sale of collateral. The increase in other real estate owned during the first quarter of 2008 is primarily attributed to the foreclosure of a construction loan in the amount of $807,000 secured by fifteen town homes which are valued well in excess of the carrying value and that the Company is actively marketing for resale.

Our policy is to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. Generally nonaccrual status is determined when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$568,571	$556,546

Balance of allowance for loan losses at beginning of period	$7,657	$5,230

Loans charged off
Real estate	50	13
Commercial	—	—
Consumer installment	—	—

	50	13

Loans recovered
Real estate	—	—
Commercial	—	1
Consumer installment	1	3

	1	4

Net (charge-offs)/ recoveries	(49)	(9)

Additions to allowance charged to operating expense during period	1,110	12

Balance of allowance for loan losses at end of period	$8,718	$5,233

Ratio of net loans charged off during the period to average loans outstanding	.01%	—%

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

Other operating income decreased in the first quarter of 2008 as compared to the same period in 2007 by $72,000 due primarily to decreases in other service charges and fees of $34,000 as well as decreased mortgage banking income of $38,000 as a result of a lower volume in mortgage originations.

Other expenses increased in the first quarter of 2008 as compared to the same period in 2007 by $329,000. These increases were the result of increased salaries and employee benefits, net of capitalized loan fees, of $102,000, increased occupancy and equipment expense of $44,000 and increases in other operating expenses of $183,000 as of March 31, 2008. The increase in salaries and employee benefits are primarily attributed to increases in salaries of approximately $77,000, coupled with decreases in capitalized loan fees of $89,000, offset by decreases in incentives paid of $62,000. The increase in occupancy and equipment expense is primarily attributed to increased building and fixture depreciation expenses in the amount of $27,000. The increase in other operating expenses are attributed to increases in FDIC insurance premiums of $73,000, increased expenses attributed to other real estate owned of $24,000 and write downs of other real estate owned of $109,000, offset by decreases in advertising expenses of $26,000.

We have provided for income taxes at an effective tax rate of 37% for the first quarter of 2008 compared to 38% for the first quarter of 2007. The decrease in our effective tax rate for the first quarter of 2008 is primarily the result of a decrease in pretax income.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as economic value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The first quarter model reflects an increase of 29% in net interest income and a 7% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 5% decrease in net interest income and an 18% decrease in economic value of equity for a 200 basis point decrease in rates. Our asset/liability committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on April 15, 2008.

(b)	The following directors were elected at the meeting to serve for a one-year term.

Paul J. Cates, Jr.

Phillip H. Cook

H.K. Elliott, Jr.

G.R. Foster, III

David H. Gill

Mary Lynn Lambert

Edwin C. Kelley, Jr.

Robert O. Linch

William C. Strom, Jr.

Ronald M. Turpin

James C. Waggoner

The shares represented at the meeting (10,064,283 or 70.65%) voted as follows: 10,064,283 voted unanimously for the election of the directors.

ITEM 6.	EXHIBITS.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: May 12, 2008	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: May 12, 2008	BY:	/s/ Thomas L. Redding
Thomas L. Redding, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)