Form 10-Q
period 2008-06-30
HENRY COUNTY BANCSHARES INC
filed 2008-08-07
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 5, 2008: 14,245,690; $2.50 par value.

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(Unaudited)

	2008	2007
Assets
Cash and due from banks	$15,767,337	$16,826,236
Interest bearing deposits in banks	122,361	2,731,987
Federal funds sold	—	9,500,000
Securities available for sale, at fair value	73,591,942	87,717,716
Securities held to maturity, at cost, (fair value 2008 $4,153,442; 2007 $4,143,401)	4,162,579	4,164,690
Restricted equity securities, at cost	1,877,851	1,897,751
Loans held for sale	882,922	950,405

Loans	554,544,204	569,387,551
Less allowance for loan losses	10,219,776	7,657,387

Loans, net	544,324,428	561,730,164

Premises and equipment	10,003,330	10,341,368
Other real estate	16,666,464	10,394,433
Other assets	13,004,275	12,741,299

Total assets	$680,403,489	$718,996,049

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$68,644,826	$71,388,083
Interest-bearing	524,853,366	554,463,038

Total deposits	593,498,192	625,851,121

Federal funds purchased	2,000,000	—
Other borrowings	7,383,812	13,424,498
Other liabilities	3,733,243	4,186,288

Total liabilities	606,615,247	643,461,907

Stockholders’ equity
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.6 shares issued	35,971,874	35,971,874
Capital surplus	739,560	739,560
Retained earnings	39,588,849	40,644,829
Accumulated other comprehensive income (loss)	(193,437)	435,733
Treasury stock, 143,060 and 138,560 shares, respectively	(2,318,604)	(2,257,854)

Total stockholders’ equity	73,788,242	75,534,142

Total liabilities and stockholders’ equity	$680,403,489	$718,996,049

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans	$7,572,206	$11,787,540	$17,351,110	$23,412,808
Taxable securities	886,473	1,285,083	2,037,107	2,335,180
Nontaxable securities	86,881	87,775	166,326	176,884
Deposits in banks	2,168	1,659	33,327	6,896
Federal funds sold	36,899	360,902	141,701	570,922

Total interest income	8,584,627	13,522,959	19,729,571	26,502,690

Interest expense
Deposits	4,938,220	6,315,854	10,747,138	12,089,264
Other borrowings	26,265	307,869	144,344	615,764

Total interest expense	4,964,485	6,623,723	10,891,482	12,705,028

Net interest income	3,620,142	6,899,236	8,838,089	13,797,662
Provision for loan losses	1,525,750	164,000	2,635,750	176,500

Net interest income after provision for loan losses	2,094,392	6,735,236	6,202,339	13,621,162

Other operating income
Service charges on deposit accounts	339,116	338,671	676,178	675,761
Other service charges and fees	277,571	281,141	532,099	570,319
Mortgage banking income	121,579	169,198	242,184	327,490

Total other income	738,266	789,010	1,450,461	1,573,570

Other expenses
Salaries and employee benefits	1,800,029	1,768,113	3,665,766	3,532,006
Occupancy and equipment expenses	485,035	476,700	966,909	914,771
Other real estate writedowns	842,606	—	951,670	—
Other operating expenses	644,508	612,127	1,276,611	1,169,824

Total other expenses	3,772,178	2,856,940	6,860,956	5,616,601

Income (loss) before income taxes	(939,520)	4,667,306	791,844	9,578,131

Income tax expense (benefit)	(502,360)	1,704,932	138,340	3,572,433

Net income (loss)	(437,160)	2,962,374	653,504	6,005,698

Other comprehensive loss:
Unrealized losses on securities available for sale, net of tax	(1,015,911)	(324,540)	(629,170)	(244,115)

Comprehensive income (loss)	$(1,453,071)	$2,637,834	$24,334	$5,761,583

Earnings (loss) per share	$(0.03)	$0.21	$0.05	$0.42

Weighted average shares outstanding	14,245,690	14,321,468	14,245,739	14,321,468

Cash dividends per share	$0.06	$0.06	$0.12	$0.12

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income	$653,504	$6,005,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	347,211	324,910
Net (increase) decrease in loans held for sale	67,483	(221,573)
Provision for loan losses	2,635,750	176,500
Writedowns of other real estate owned	951,670	—
Net losses on sale of other real estate	—	13,522
(Increase) decrease in interest receivable	2,793,382	(775,810)
Increase (decrease) in interest payable	(837,190)	395,141
Net other operating activities	(2,348,095)	72,853

Net cash provided by operating activities	4,263,715	5,991,241

INVESTING ACTIVITIES
Purchases of securities available for sale	(34,587,704)	(46,172,928)
Purchases of securities held to maturity	—	(1,001,140)
Proceeds from maturities of securities available for sale	47,760,190	21,683,708
Proceeds from maturities of securities held to maturity	2,111	103,120
Retirement of restricted equity securities	19,900	471,900
Net decrease in federal funds sold	9,500,000	700,000
Net (increase) decrease in interest-bearing deposits in banks	2,609,626	(534,173)
Net (increase) decrease in loans	7,255,444	(8,813,342)
Proceeds from sale of other real estate	290,841	370,541
Purchase of premises and equipment	(9,173)	(598,308)

Net cash (used in) provided by investing activities	32,841,235	(33,790,622)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(32,352,929)	37,690,039
Net increase in federal funds purchased	2,000,000	—
Net repayments of other borrowings	(6,040,686)	(10,377,974)
Dividends paid	(1,709,484)	(1,718,576)
Purchase of treasury stock	(60,750)	—

Net cash provided by (used in) financing activities	(38,163,849)	25,593,489

Net decrease in cash and due from banks	(1,058,899)	(2,205,892)

Cash and due from banks, beginning of period	16,826,236	18,584,790

Cash and due from banks, end of period	$15,767,337	$16,378,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$11,728,672	$12,309,887

Income taxes	$1,339,742	$3,678,299

Noncash transactions
Other real estate acquired in settlement of loans	$7,514,542	$787,956

Financed sales of other real estate owned	$—	$73,845

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

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurements at June 30, 2008, using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Available for sale securities	$—	$73,591,942	$—

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including the present value of future cash flows discounted at the loan’s effective interest rate or a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. In accordance with SFAS 157, impaired loans where an allowance is established based on fair value of collateral require classification in the fair value hierarchy.

The Company measures the fair value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. All impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the valuation. Impaired loans are reviewed and evaluated in at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Assets and Liabilities Measured on a Nonrecurring Basis

Fair Value Measurements at June 30, 2008, using:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Impaired loans	$—	$—	$49,839,515

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION

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

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2008	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$19,749,685	$4,948	$—	$(25,062)	$19,729,571
Interest expense	10,896,430	20,114	—	(25,062)	10,891,482
Net interest income (expense)	8,853,255	(15,166)	—	—	8,838,089
Intersegment net interest income (expense)	15,166	(15,166)	—	—	—
Other revenue from external sources	1,201,977	242,184	6,300	—	1,450,461
Intersegment other revenues	12,420	(12,420)	—	—	—
Depreciation	343,830	259	3,122	—	347,211
Provision for loan losses	2,635,750	—	—	—	2,635,750
Segment profit (loss)	903,060	(100,926)	(10,290)	—	791,844
Segment assets	680,928,577	1,598,792	273,386	(2,397,266)	680,403,489
Expenditures for premises and equipment	9,173	—	—	—	9,173

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Six Months Ended June 30, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$26,534,043	$8,811	$—	$(40,164)	$26,502,690
Interest expense	12,713,839	31,353	—	(40,164)	12,705,028
Net interest income (expense)	13,820,204	(22,542)	—	—	13,797,662
Intersegment net interest income (expense)	40,164	(40,164)	—	—	—
Other revenue from external sources	1,239,780	327,490	6,300	—	1,573,570
Intersegment other revenues	12,420	(12,420)	—	—	—
Depreciation	321,468	320	3,122	—	324,910
Provision for loan losses	176,500	—	—	—	176,500
Segment profit (loss)	9,690,137	(80,166)	(31,840)	—	9,578,131
Segment assets	727,238,458	1,758,368	1,096,632	(3,547,347)	726,546,111
Expenditures for premises and equipment	598,308	—	—	—	598,308

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2008	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$8,591,313	$1,996	$—	$(8,682)	$8,584,627
Interest expense	4,966,481	6,686	—	(8,682)	4,964,485
Net interest income (expense)	3,624,832	(4,690)	—	—	3,620,142
Intersegment net interest income (expense)	4,690	(4,690)	—	—	—
Other revenue from external sources	613,537	121,579	3,150	—	738,266
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	169,046	130	1,561	—	170,737
Provision for loan losses	1,525,750	—	—	—	1,525,750
Segment loss	(892,985)	(44,088)	(2,447)	—	(939,520)
Expenditures for premises and equipment	9,173	—	—	—	9,173

	INDUSTRY SEGMENTS
For the Three Months Ended June 30, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$13,539,810	$4,422	$—	$(21,273)	$13,522,959
Interest expense	6,628,145	16,851	—	(21,273)	6,623,723
Net interest income (expense)	6,911,665	(12,429)	—	—	6,899,236
Intersegment net interest income (expense)	30,051	(30,051)	—	—	—
Other revenue from external sources	616,662	169,198	3,150	—	789,010
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	174,056	160	1,561	—	175,777
Provision for loan losses	164,000	—	—	—	164,000
Segment profit (loss)	4,728,370	(47,125)	(13,939)	—	4,667,306
Expenditures for premises and equipment	173,775	—	—	—	173,775

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Henry County Bancshares, Inc. and its subsidiaries, The First State Bank ( the “Bank”) and First Metro Mortgage Co., during the periods included in the accompanying consolidated financial statements.

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

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities and are particularly susceptible to significant change. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

Determination of the Bank’s allowance for loan losses as well as allowance for other real estate owned have been identified as critical accounting policies. Please see the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses. The allowance for other real estate owned is determined primarily on the use of external appraisals.

Liquidity and Capital Resources

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 11.39% at June 30, 2008 was considered satisfactory.

At June 30, 2008, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	10.73%	10.69%	5.00%
Risk-based capital ratios:
Core capital	12.44	12.40	6.00
Total capital	13.70	13.65	10.00

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

June 30, 2008
Commitments to extend credit	$70,263,000
Letters of credit	6,111,000

$76,374,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
Cash and due from banks	$15,767	$16,826
Interest-bearing deposits in banks	122	2,732
Federal funds sold	—	9,500
Securities	79,633	93,781
Loans, net	544,324	561,730
Loans held for sale	883	950
Premises and equipment	10,003	10,341
Other assets	29,671	23,136

	$680,403	$718,996

Total deposits	$593,498	$625,851
Other borrowings	9,384	13,424
Other liabilities	3,733	4,187
Stockholders’ equity	73,788	75,534

	$680,403	$718,996

Our assets declined by 5.37% for the first six months of 2008. Net loans decreased by $17.4 million, primarily due to the transfer of approximately $7.5 million to other real estate owned as a result of foreclosures during the first six months of 2008. The remaining decrease in net outstanding loans is a result of normal pay down activity as we have experienced a slowing of new loan production during the second quarter of 2008. Decreases in interest-bearing deposits of $2.6 million, federal funds sold of $9.5 million and investment securities of $14.1 million were primarily used to offset decreases in time deposits for the first six months of 2008. Total deposits decreased $32.3 million during the first six months of 2008. The decrease in deposit accounts was primarily a result of decreases in time deposits of $33.8 million, offset by slight increases in interest bearing checking, savings and demand deposits of $1.5 million. This reflects a strategic decision by the Company to allow higher-priced time deposits where there was no other customer relationship to lapse. We monitor our liquidity position daily to achieve earnings enhancement as well as meet regulatory requirements while funding our obligations. Other borrowings decreased $4.0 million during the first six months of 2008 as our Federal Home Loan Bank advances decreased by $6.0 million, offset by an increase in federal funds purchased of $2.0 million. The Company takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of funding. Our total equity has decreased by $1.7 million year to date as net income of $653,000 was offset by increased unrealized losses on securities available for sale, net of tax, of $629,000, purchases of treasury stock of $61,000 and by dividends paid of $1.7 million.

Results of Operations For The Three and Six Months Ended June 30, 2008 and 2007

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2008	2007
	(Dollars in Thousands)
Interest income	$8,584	$13,523
Interest expense	4,964	6,624

Net interest income	3,620	6,899
Provision for loan losses	1,526	164
Other income	738	789
Other expense	3,772	2,857

Pretax income (loss)	(940)	4,667
Income taxes (benefit)	(503)	1,705

Net income (loss)	$(437)	$2,962

	Six Months Ended June 30,
	2008	2007
	(Dollars in Thousands)
Interest income	$19,729	$26,503
Interest expense	10,891	12,705

Net interest income	8,838	13,798
Provision for loan losses	2,636	176
Other income	1,450	1,573
Other expense	6,861	5,617

Pretax income	791	9,578
Income taxes	138	3,572

Net income	$653	$6,006

Our second quarter results were highlighted by increased provisions for loan losses and compressed net interest margins, which together contributed to a net loss of $437,000, or $0.03 per share. These factors have also contributed to a decrease in net earnings for the first six months of 2008 compared to the same period in 2007. Net earnings for the six months ending June 30, 2008 were $653,000, or $0.05 per share compared to $6.0 million or $0.42 per share for the same period in 2007.

Our net interest income decreased by $3,279,000 in the second quarter of 2008 and decreased by $4,960,000 for the first six months of 2008 as compared to the same periods in 2007. Our net yield on average interest-earning assets decreased to 2.68% in the first six months of 2008 as compared to 4.05% in the first six months of 2007. The decrease in net yield on average earning assets is primarily due to a reduction in interest income on loans as a result of a decrease in average outstanding loans for the first six months of 2008, coupled with decreases in the Prime lending rate from the end of 2007. Our net yield on average interest-earning assets was 3.64% for the entire year of 2007. Our increasing levels of nonperforming loans have also negatively affected our net interest margin. Interest income that would have been recorded on nonaccrual loans since the end of 2007 amounted to $3.4 million during the first six months of 2008, effectively lowering our net yield on average earning assets by 103 basis points. Our net cost on interest-bearing liabilities decreased to 3.98% during the first six months of 2008 compared to 4.56% for the same period in 2007. The decrease in interest expense is largely the result of a lower cost of funds during the first six months of 2008.

The provision for loan losses amounted to $1,526,000 and $2,636,000 for the second quarter and first six months of 2008, respectively. The amounts provided are indicative of our assessment of the inherent risk in the loan portfolio at June 30, 2008. The allowance for loan losses as a percentage of total loans was 1.84% at June 30, 2008 as compared to 1.34% at December 31, 2007. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the information on page 16 for a further discussion of our allowance for loan losses methodology.

The following table shows our nonperforming assets for the periods ended June 30, 2008, December 31, 2007, and June 30, 2007:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in Thousands)
Nonaccrual loans	$50,045	$32,744	$106
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	4,682	4,714	5,378
Restructured loans	0	0	0

Total nonperforming loans	$54,727	$37,458	$5,484
Other real estate	16,666	10,394	1,741

Total nonperforming assets	$71,393	$47,852	$7,225

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

When management believes there is sufficient doubt to the collectibility of principal or interest on any loan based on its contractual terms, or generally when loans are 90 days or more past due, the accrual of interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. Loans are returned to an accrual status when those factors that indicated doubtful collectibility on a timely basis no longer exist. Other real estate owned is initially recorded at the lower of cost or estimated value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at June 30, 2008 amounted to approximately $71.4 million, or 12.50% of total loans and other real estate. This compares to approximately $47.8 million or 8.25% of total loans and other real estate at December 31, 2007, and $7.2 million or 1.26% at June 30, 2007. The increase in nonperforming assets is primarily attributable to the significant slowdown in residential real estate sales that began in the summer of 2007 and has continued through the first half of 2008. With the significant slowing of home and land sales, the prices of homes and land have declined. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating sufficient revenue, resulting in the significant increase in nonaccrual loans.

Nonaccrual loans increased by $17.3 million or 53% during the six month period ended June 30, 2008. There was significant movement within these loans during the quarter as $33.3 million went on nonaccrual status, $7.5 million went into foreclosure, and $8.5 million returned to accrual status through the repayment of previously accrued interest. The ten largest nonaccrual loan relationships comprise $39.7 million or 79% of the total and all are collateralized by residential real estate.

Other real estate owned increased by $6.3 million, or 60% during the six month period ended June 30, 2008. During the first six months of 2008, we foreclosed on $6.6 million of real estate, net of write downs of $952,000, and sold $290,000 of real estate. The total balance of $16.7 million at June 30, 2008 is distributed as follows; residential development (60%), homes and lots (27%) and commercial real estate (13%).

The level of nonperforming assets is a matter of significant concern to the Company, which is actively working to resolve problem credits and to liquidate Bank owned real estate as appropriate purchasers can be found. Approximately 20% of the nonperforming loans are represented by three customer relationships which are currently in bankruptcy reorganization. The Company is represented by experienced legal counsel who is working to ensure that its interests are protected and that the Company achieves maximum collection. The senior management of the Company meets with loan officers on a weekly basis to review nonperforming loans and to ensure that the Company is following its most effective plan for reduction or restructuring of these credits. An additional committee of the Board of Directors has been formed to assist management in the evaluation and liquidation of owned real estate. With a declining housing sales market and lowering real property values, liquidation of real estate at prices favorable to the Company is difficult. The Company continues to write down property or record reserves as prudent.

Subsequent to June 30, 2008 the lead participant in two loan relationships totaling $6.6 million for the Company’s portion of the indebtedness notified the Company that the borrower was delinquent in payment of a scheduled interest payment and that there was some uncertainty as to whether payment would be received. The loan was not 90 days or more past due as to interest or principal at June 30, 2008. The Company feels that if uncorrected, the relationships will become nonperforming prior to the end of the next reporting period. The loans are secured by real property that fully secured the loans at their origination, but at the time of this filing the Company does not have a current appraisal to determine if there has been deterioration in the underlying collateral values.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$564,527	$556,788

Balance of allowance for loan losses at beginning of period	$7,657	$5,230

Loans charged off
Real estate	(60)	(126)
Commercial	—	—
Consumer installment	(16)	(5)

	(76)	(131)

Loans recovered
Real estate	—	—
Commercial	—	1
Consumer installment	2	10

	2	11

Net (charge-offs)/ recoveries	(74)	(120)

Additions to allowance charged to operating expense during period	2,636	176

Balance of allowance for loan losses at end of period	$10,219	$5,286

Ratio of net loans charged off during the period to average loans outstanding	.01%	.02%

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

Certain nonperforming loans are individually assessed for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations. The valuation allowance related to impaired loans amounted to $6.5 million as of June 30, 2008. Other identified high-risk loans or credit relationships based on internal risk ratings are also individually assessed and assigned specific allocations.

Noninterest income

Other income decreased by $51,000 and $123,000 in the second quarter and first six months of 2008, respectively, as compared to the same periods in 2007. The year-to-date decreases are due primarily to a decrease in other service charges and fees of $38,000, as well as decreased mortgage banking income of $85,000 as a result of decreased mortgage activity.

Noninterest expense

Other expenses have increased by $915,000 in the second quarter of 2008 and have increased $1,244,000 for the first six months of 2008 as compared to the same periods in 2007. Other expenses have increased during the first six months of 2008 compared to 2007 as a result of increased salaries and employee benefits, net of capitalized loan fees, of $134,000, increased occupancy and equipment expense of $52,000 and increases in other operating expenses of $1,058,000. The increase in salaries and employee benefits is primarily attributed to increases in salaries of approximately $84,000, coupled with decreases in capitalized loan fees of $218,000, offset by decreases in incentives and profit sharing expenses accrued of $187,000. The increase in occupancy and equipment expense is primarily attributed to increased depreciation expense of approximately $22,000. The increase in other operating expenses is primarily attributed to increases in other expenses attributed to carrying other real estate owned of $54,000, increases in FDIC insurance premiums of $182,000, and by decreases in advertising expenses of $56,000.

Income Taxes

Income tax expense for the six months ending June 30, 2008 declined $3.4 million from the year-ago period. The decrease from the year-ago period is primarily attributable to 92% less income before income tax and a decline in the effective tax rate from 37% to 17%. The reduction in the effective tax rate results from a decline in income before income tax and a lower estimated State tax liability resulting from low income housing and other credits.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The second quarter model reflects an increase of 25% in net interest income and a 5% increase in market value equity for a 200 basis point increase in rates. The same model shows a 2% decrease in net interest income and a 14% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: August 7, 2008	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: August 7, 2008	BY:	/s/ Thomas L. Redding
Thomas L. Redding, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)