Form 10-Q
period 2008-09-30
HENRY COUNTY BANCSHARES INC
filed 2008-11-10
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 7, 2008: 14,245,690; $2.50 par value.

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(Unaudited)

	2008	2007
Assets
Cash and due from banks	$16,106,503	$16,826,236
Interest bearing deposits in banks	558,516	2,731,987
Federal funds sold	12,300,000	9,500,000
Securities available for sale, at fair value	76,138,198	87,717,716
Securities held to maturity, at cost, (fair value 2008 $3,770,000; 2007 $4,143,401)	3,761,499	4,164,690
Restricted equity securities, at cost	1,877,851	1,897,751
Loans held for sale	94,254	950,405

Loans	548,189,290	569,387,551
Less allowance for loan losses	15,352,189	7,657,387

Loans, net	532,837,101	561,730,164

Premises and equipment	9,891,201	10,341,368
Other real estate	14,810,327	10,394,433
Other assets	14,229,179	12,741,299

Total assets	$682,604,629	$718,996,049

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$63,025,424	$71,388,083
Interest-bearing	537,403,850	554,463,038

Total deposits	600,429,274	625,851,121
Other borrowings	7,525,279	13,424,498
Other liabilities	3,655,955	4,186,288

Total liabilities	611,610,508	643,461,907

Stockholders’ equity
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.6 shares issued	35,971,874	35,971,874
Capital surplus	739,560	739,560
Retained earnings	36,550,720	40,644,829
Accumulated other comprehensive income	50,571	435,733
Treasury stock, 143,060 and 138,560 shares, respectively	(2,318,604)	(2,257,854)

Total stockholders’ equity	70,994,121	75,534,142

Total liabilities and stockholders’ equity	$682,604,629	$718,996,049

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans	$7,716,516	$11,101,371	$25,067,626	$34,514,179
Taxable securities	826,145	1,413,061	2,863,252	3,748,241
Nontaxable securities	97,875	95,190	264,201	272,074
Deposits in banks	508	34,895	33,835	41,791
Federal funds sold	23,621	195,342	165,322	766,264

Total interest income	8,664,665	12,839,859	28,394,236	39,342,549

Interest expense
Deposits	4,497,406	6,615,861	15,244,544	18,705,125
Other borrowings	60,024	176,481	204,368	792,245

Total interest expense	4,557,430	6,792,342	15,448,912	19,497,370

Net interest income	4,107,235	6,047,517	12,945,324	19,845,179
Provision for loan losses	5,650,000	1,257,754	8,285,750	1,434,254

Net interest income (loss) after provision for loan losses	(1,542,765)	4,789,763	4,659,574	18,410,925

Other operating income
Service charges on deposit accounts	345,184	327,942	1,021,362	1,003,703
Other service charges and fees	279,645	270,452	811,744	840,771
Mortgage banking income	72,005	163,635	314,189	491,125

Total other income	696,834	762,029	2,147,295	2,335,599

Other expenses
Salaries and employee benefits	1,739,646	1,887,351	5,405,412	5,419,357
Occupancy and equipment expenses	494,855	513,358	1,461,764	1,428,129
Other real estate losses	893,640	—	1,845,310	—
Other operating expenses	456,692	554,083	1,733,303	1,723,907

Total other expenses	3,584,833	2,954,792	10,445,789	8,571,393

Income (loss) before income taxes	(4,430,764)	2,597,000	(3,638,920)	12,175,131
Income tax expense (benefit)	(1,820,005)	936,399	(1,681,665)	4,508,832

Net income (loss)	(2,610,759)	1,660,601	(1,957,255)	7,666,299

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale, net of tax	244,008	469,709	(385,162)	225,594

Comprehensive income (loss)	$(2,366,751)	$2,130,310	$(2,342,417)	$7,891,893

Earnings (loss) per share	$(0.18)	$0.12	$(0.14)	$0.54

Weighted average shares outstanding	14,245,690	14,321,468	14,245,723	14,321,468

Cash dividends per share	$0.03	$0.06	$0.15	$0.18

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(1,957,255)	$7,666,299
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	514,703	501,668
Net decrease in loans held for sale	856,151	666,066
Provision for loan losses	8,285,750	1,434,254
Writedowns of other real estate owned	1,600,027	—
Net losses on sale of other real estate	245,283	13,522
(Increase) decrease in interest receivable	2,285,689	(1,427,501)
Increase (decrease) in interest payable	(948,199)	264,750
Net other operating activities	(3,157,286)	(169,963)

Net cash provided by operating activities	7,724,863	8,949,095

INVESTING ACTIVITIES
Purchases of securities available for sale	(42,404,111)	(70,978,609)
Purchases of securities held to maturity	—	(1,001,140)
Proceeds from maturities of securities available for sale	53,400,050	39,262,119
Proceeds from maturities of securities held to maturity	403,191	108,297
Retirement of restricted equity securities	19,900	471,900
Net increase in federal funds sold	(2,800,000)	(16,900,000)
Net (increase) decrease in interest bearing deposits in banks	2,173,471	(1,432,340)
Net (increase) decrease in loans	13,080,604	(10,007,207)
Proceeds from sale of other real estate	1,265,505	632,228
Purchase of premises and equipment	(64,536)	(1,061,518)

Net cash provided (used in) by investing activities	25,074,074	(60,906,270)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(25,421,847)	59,161,260
Net repayments of other borrowings	(5,899,219)	(7,792,188)
Dividends paid	(2,136,854)	(2,577,863)
Purchase of treasury stock	(60,750)	—

Net cash provided by (used in) financing activities	(33,518,670)	48,791,209

Net decrease in cash and due from banks	(719,733)	(3,165,966)
Cash and due from banks, beginning of period	16,826,236	18,584,790

Cash and due from banks, end of period	$16,106,503	$15,418,824

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$16,397,111	$19,232,620

Income taxes	$1,339,742	$5,578,299

Noncash transactions:
Other real estate acquired in settlement of loans	$8,342,081	$895,290

Financed sales of other real estate owned	$815,372	$73,845

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

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Assets and Liabilities Measured on a Recurring Basis

Fair Value Measurements at September 30, 2008, using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$—	$76,138,198	$—

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

The Company measures the fair value of collateral dependent impaired loans based on the fair value of the collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. All impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Assets and Liabilities Measured on a Nonrecurring Basis

Fair Value Measurements at September 30, 2008, using:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$—	$—	$61,828,856

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION

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

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2008	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$28,419,118	$6,920	$—	$(31,802)	$28,394,236
Interest expense	15,455,832	24,882	—	(31,802)	15,448,912
Net interest income (expense)	12,963,286	(17,962)	—	—	12,945,324
Intersegment net interest income (expense)	17,962	(17,962)	—	—	—
Other revenue from external sources	1,823,656	314,189	9,450	—	2,147,295
Intersegment other revenues	18,630	(18,630)	—	—	—
Depreciation	509,675	345	4,683	—	514,703
Provision for loan losses	8,285,750	—	—	—	8,285,750
Segment loss	(3,433,542)	(183,477)	(21,901)	—	(3,638,920)
Segment assets	683,044,749	754,977	262,645	(1,457,742)	682,604,629
Expenditures for premises and equipment	64,536	—	—	—	64,536

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION (Continued)

	INDUSTRY SEGMENTS
For the Nine Months Ended September 30, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$39,391,440	$13,101	$—	$(61,992)	$39,342,549
Interest expense	19,510,471	48,891	—	(61,992)	19,497,370
Net interest income (expense)	19,880,969	(35,790)	—	—	19,845,179
Intersegment net interest income (expense)	35,790	(35,790)	—	—	—
Other revenue from external sources	1,835,024	491,125	9,450	—	2,335,599
Intersegment other revenues	18,630	(18,630)	—	—	—
Depreciation	496,535	450	4,683	—	501,668
Provision for loan losses	1,434,254	—	—	—	1,434,254
Segment profit (loss)	12,327,284	(108,731)	(43,422)	—	12,175,131
Segment assets	752,650,902	825,938	1,095,059	(2,542,654)	752,029,245
Expenditures for premises and equipment	1,061,518	—	—	—	1,061,518

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2008	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$8,669,433	$1,972	$—	$(6,740)	$8,664,665
Interest expense	4,559,402	4,768	—	(6,740)	4,557,430
Net interest income (expense)	4,110,031	(2,796)	—	—	4,107,235
Intersegment net interest income (expense)	2,796	(2,796)	—	—	—
Other revenue from external sources	621,679	72,005	3,150	—	696,834
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	165,845	86	1,561	—	167,492
Provision for loan losses	5,650,000	—	—	—	5,650,000
Segment loss	(4,336,602)	(82,551)	(11,611)	—	(4,430,764)
Expenditures for premises and equipment	55,363	—	—	—	55,363

	INDUSTRY SEGMENTS
For the Three Months Ended September 30, 2007	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$12,857,397	$4,290	$—	$(21,828)	$12,839,859
Interest expense	6,796,632	17,538	—	(21,828)	6,792,342
Net interest income (expense)	6,060,765	(13,248)	—	—	6,047,517
Intersegment net interest income (expense)	13,248	(13,248)	—	—	—
Other revenue from external sources	595,244	163,635	3,150	—	762,029
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	175,067	130	1,561	—	176,758
Provision for loan losses	1,257,754	—	—	—	1,257,754
Segment profit (loss)	2,637,147	(28,565)	(11,582)	—	2,597,000
Expenditures for premises and equipment	463,210	—	—	—	463,210

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Determination of the Bank’s allowance for loan losses as well as allowance for other real estate owned have been identified as critical accounting policies. Please see the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses. The allowance for other real estate owned is determined primarily using external appraisals and adjusting such appraised values for estimated disposal costs and other factors that management believes will impact appraised values.

Liquidity and Capital Resources

We manage our liquidity to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, cash flows received from pay downs on mortgage backed securities, net interest and fee income as well as continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Management regularly monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. Traditional local deposit funding sources are supplemented by the use of FHLB borrowings as well as brokered deposits.

At September 30, 2008, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	10.46%	10.42%	5.00%
Risk-based capital ratios:
Core capital	12.13	12.09	6.00
Total capital	13.40	13.36	10.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2008
Commitments to extend credit	$71,787,000
Letters of credit	6,295,000

$78,082,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Cash and due from banks	$16,106	$16,826
Interest-bearing deposits in banks	559	2,732
Federal funds sold	12,300	9,500
Securities	81,778	93,781
Loans, net	532,837	561,730
Loans held for sale	94	950
Premises and equipment	9,891	10,341
Other assets	29,039	23,136

	$682,604	$718,996

Total deposits	$600,429	$625,851
Other borrowings	7,525	13,424
Other liabilities	3,656	4,187
Stockholders’ equity	70,994	75,534

	$682,604	$718,996

Our assets declined by 5.06% for the first nine months of 2008. Net loans decreased by $28.9 million, primarily due to the transfer of approximately $8.3 million to other real estate owned as a result of foreclosures during the first nine months of 2008 and increased allowances for loan losses during 2008. The remaining decrease in net outstanding loans is a result of normal pay down activity as we have experienced a slowing of new loan production during the first nine months of 2008. Decreases in interest-bearing deposits of $2.2 million, and investment securities of $12.1 million were primarily used to offset decreases in time deposits for the first nine months of 2008. Total deposits decreased $25.4 million during the first nine months of 2008. The decrease in deposit accounts was primarily a result of decreases in non-brokered time deposits of $40.5 million, offset by increases in brokered time deposits of $29.5 million. Interest bearing checking, savings and demand deposits has decreased $14.4 million for the first nine months of 2008. This reflects a strategic decision by the Company to allow higher-priced time deposits where there was no other customer relationship to be withdrawn upon maturity rather than maintain higher interest rates. Other borrowings decreased $5.9 million during the first nine months of 2008, primarily as a result of our Federal Home Loan Bank advances decreasing by $6.3 million. The Company takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of funding. Our total equity has decreased by $4.5 million year to date as a result of net losses of $1,957,000, increased unrealized losses on securities available for sale, net of tax, of $385,000, purchases of treasury stock of $61,000 and by dividends paid of $2.1 million.

Results of Operations For The Three and Nine Months Ended September 30, 2008 and 2007

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2008	2007
	(Dollars in Thousands)
Interest income	$8,665	$12,840
Interest expense	4,557	6,792

Net interest income	4,108	6,048
Provision for loan losses	5,650	1,258
Other income	696	762
Other expense	3,585	2,955

Pretax income (loss)	(4,431)	2,597
Income taxes (benefit)	(1,820)	936

Net income (loss)	$(2,611)	$1,661

	Nine Months Ended September 30,
	2008	2007
	(Dollars in Thousands)
Interest income	$28,394	$39,342
Interest expense	15,449	19,497

Net interest income	12,945	19,845
Provision for loan losses	8,286	1,434
Other income	2,147	2,335
Other expense	10,445	8,571

Pretax income (loss)	(3,639)	12,175
Income taxes (benefit)	(1,682)	4,509

Net income (loss)	$(1,957)	$7,666

Our third quarter results were highlighted by increased provisions for loan losses and compressed net interest margins, which together contributed to a net loss of $2,611,000, or $0.18 per share. These factors have also contributed to a net loss for the first nine months of 2008. Our net loss for the nine months ending September 30, 2008 was $1,957,000, or $0.14 per share compared to net income of $7,666,000 or $0.54 per share for the same period in 2007.

Our net interest income decreased by $1,940,000 in the third quarter of 2008 and decreased by $6,900,000 for the first nine months of 2008 as compared to the same periods in 2007. Our net yield on average interest-earning assets decreased to 2.64% in the first nine months of 2008 as compared to 3.86% in the first nine months of 2007. The decrease in net yield on average earning assets is primarily due to a reduction in interest income on loans as a result of a decrease in the Prime lending rate from the end of 2007. Our net yield on average interest-earning assets was 3.64% for the entire year of 2007. Our increasing levels of nonperforming loans have also negatively affected our net interest margin. Interest income that would have been recorded on nonaccrual loans since the end of 2007, including reversals of interest from prior periods, amounted to approximately $3.8 million during the first nine months of 2008, effectively lowering our net yield on average earning assets by 79 basis points. Our net cost on interest-bearing liabilities decreased to 3.80% during the first nine months of 2008 compared to 4.63% for the same period in 2007. The decrease in interest expense is largely the result of a lower cost of funds during the first nine months of 2008.

The provision for loan losses amounted to $5,650,000 and $8,286,000 for the third quarter and first nine months of 2008, respectively. The amounts provided are indicative of our assessment of the inherent risk in the loan portfolio at September 30, 2008. The allowance for loan losses as a percentage of total loans was 2.80% at September 30, 2008 as compared to 1.34% at December 31, 2007. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the information on page 18 for a further discussion of our allowance for loan losses methodology.

The following table shows our nonperforming assets as of September 30, 2008, December 31, 2007, and September 30, 2007:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in Thousands)
Nonaccrual loans	$57,236	$32,744	$17,330
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	6,417	4,714	3,206
Restructured loans	0	0	0

Total nonperforming loans	$63,653	$37,458	$20,536

Other real estate	14,810	10,394	1,586

Total nonperforming assets	$78,463	$47,852	$22,122

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

Nonperforming assets at September 30, 2008 amounted to approximately $78.5 million, or 13.93% of total loans and other real estate. This compares to approximately $47.8 million or 8.25% of total loans and other real estate at December 31, 2007, and $22.1 million or 3.87% at September 30, 2007. The increase in nonperforming assets is primarily attributable to the significant slowdown in residential real estate sales that began in the summer of 2007 and has continued through the first nine months of 2008. Nonperforming loans are concentrated in our residential construction and land development portfolio, comprising 89% of total nonperforming loans. The amount of residential construction and development loans as a percentage of our total loan portfolio is approximately 54%, leaving a large percentage of our loan portfolio performing. With the significant slowing of home and land sales, the prices of homes and land have declined. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating sufficient revenue, resulting in the significant increase in nonaccrual loans.

Nonaccrual loans increased by $24.5 million or 75% during the nine month period ended September 30, 2008. There was significant movement within these loans during the first nine months of this year, as $42.7 million went on nonaccrual status, $8.5 million went into foreclosure, and $7.5 million returned to accrual status through the repayment of previously accrued interest. In addition to these changes, we have received $2.2 million in principal reductions in these loans during the first nine months of this year. The ten largest nonaccrual loan relationships comprise $43.6 million or 76% of the total and all are collateralized by residential real estate.

Other real estate owned increased by $4.4 million, or 42% during the nine month period ended September 30, 2008. During the first nine months of 2008, we foreclosed on $8.3 million of real estate, net of write downs and losses of $1.8 million and sold $2.1 million of real estate. The total balance of $14.8 million at September 30, 2008 is distributed as follows; residential development (65%), homes and lots (21%) and commercial real estate (14%).

The level of nonperforming assets is a matter of significant concern to the Company, which is actively working to resolve problem credits and to liquidate Bank owned real estate as appropriate purchasers can be found. The Company is represented by experienced legal counsel who is working to ensure that its interests are protected and that the Company achieves maximum collection. The senior management of the Company meets with loan officers on a weekly basis to review nonperforming loans and to ensure that the Company is following its most effective plan for reduction or restructuring of these credits. An additional committee of the Board of Directors has been formed to assist management in the evaluation and liquidation of owned real estate. With a declining housing sales market and lowering real property values, liquidation of real estate at prices favorable to the Company is difficult. The Company continues to write down property or record reserves as required by ongoing evaluations of property values.

Subsequent to September 30, 2008, three loans relationships totaling approximately $10 million were delinquent in payment of scheduled interest payments and there was some uncertainty as to whether payment would be received. The Company feels that if uncorrected, the relationships will become nonperforming prior to the end of the next reporting period. The loans are secured by real property that fully secured the loans at their origination, but at the time of this filing the Company does not have a current appraisal to determine if there has been deterioration in the underlying collateral values.

During the third quarter, the Company took additional action with regard to the administration of nonperforming assets. The Bank created a Special Assets Division to manage and administer the Bank’s portfolio of nonperforming loans and to enhance the liquidation of owned real estate. The Bank has engaged an experienced manager for this department who has over 35 years of banking experience, including substantial time spent in special asset administration.

There are no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above and which represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

Information regarding certain loans and allowance for loan loss data through September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in Thousands)
Average amount of loans outstanding	$560,458	$561,574

Balance of allowance for loan losses at beginning of period	$7,657	$5,230

Loans charged off
Real estate	(555)	(186)
Commercial	(10)	(14)
Consumer installment	(29)	(44)

	(594)	(244)

Loans recovered
Real estate	1	1
Commercial	—	1
Consumer installment	2	11

	3	13

Net (charge-offs)/ recoveries	(591)	(231)

Additions to allowance charged to operating expense during period	8,286	1,434

Balance of allowance for loan losses at end of period	$15,352	$6,433

Ratio of net loans charged off during the period to average loans outstanding	.11%	.04%

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

Certain performing and nonperforming loans are individually assessed for impairment under Statement of Financial Accounting Standards (“SFAS”) No. 114 and assigned specific allocations. Impaired loans at September 30, 2008 totaled $72.2 million of which $61.8 million have specific loss allocations of $11.8 million recorded.

Noninterest income

Other income decreased by $66,000 and $188,000 in the third quarter and first nine months of 2008, respectively, as compared to the same periods in 2007. The year-to-date decreases are due primarily to a decrease in other service charges and fees of $29,000, as well as decreased mortgage banking income of $177,000 as a result of decreased mortgage activity.

Noninterest expense

Other expenses have increased by $630,000 in the third quarter of 2008 and have increased $1,874,000 for the first nine months of 2008 as compared to the same periods in 2007. Other expenses have increased during the first nine months of 2008 compared to 2007 primarily as a result of significant real estate writedowns and other losses of $1,845,000. Other expenses also increased as a result of increased occupancy and equipment expense of $34,000. The increase in occupancy and equipment expense is primarily attributed to increased depreciation expense of $13,000. Salaries and employee benefits, net of capitalized loan fees, have decreased slightly for the first nine months of 2008 as compared to the same period in 2007.

Income Taxes

Income tax expense (benefit) totaled ($1.8 million) and $936,000 for the three month periods ended September 30, 2008 and 2007, respectively. The effective tax rates for the 2008 and 2007 quarters were approximately 41.1% and 36.1%, respectively. Income tax (benefit) expense totaled ($1.7 million) for the nine month period ended September 30, 2008 compared to $4.5 million for the nine month period ended September 30, 2007.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The third quarter model reflects an increase of 30% in net interest income and a 6% increase in market value equity for a 200 basis point increase in rates. The same model shows a 4% decrease in net interest income and a 14% decrease in market value equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE:	November 10, 2008	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE:	November 10, 2008	BY:	/s/ Thomas L. Redding
Thomas L. Redding, Sr. Vice President and CFO
(Principal Financial and Accounting Officer)