Form 10-K
period 2008-12-31
HENRY COUNTY BANCSHARES INC
filed 2009-03-16
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

Commission File No. 000-49789

HENRY COUNTY BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Georgia	58-1485511
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4806 N. Henry Boulevard Stockbridge, Georgia	30281
(Address of Principal Executive Offices)	(Zip Code)

(770) 474-7293

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Name of each exchange on which registered:
COMMON STOCK, $2.50 PAR VALUE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2008: $141,120,236 (based on the stock price of $11.25 as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,245,690 shares of $2.50 par value common stock as of March 10, 2009.

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

The Bank engages in a full service commercial and consumer banking business in its primary market area of Henry County and surrounding counties, as well as a variety of deposit services provided to its customers. The Bank offers on-line banking services to its customers. Checking, savings, money market accounts and other time deposits are the primary sources of the Bank’s funds for loans and investments. The Bank offers a full complement of lending activities, including commercial, consumer installment, real estate, home equity and second mortgage loans, with particular emphasis on short and medium term obligations. Commercial lending activities are directed principally to businesses whose demands for funds fall within the Bank’s lending limits. Consumer lending is oriented primarily to the needs of the Bank’s customers. Real estate loans include short term acquisition and construction loans. The Bank focuses primarily on residential and commercial construction loans, commercial loans secured by machinery and equipment with a developed resale market, working capital loans on a secured short term basis to established businesses in the primary service area, home equity loans of up to 80% of the current market value of the underlying real estate, residential real estate loans of up to 90% of value with adjustable rates or balloon payments due within five (5) years, and loans secured by savings accounts, other time accounts, cash value of life insurance, readily marketable stocks and bonds, or general use machinery and equipment for which a resale market has developed. The Bank makes both secured and unsecured loans to persons and entities which meet criteria established by the Bank and the executive committee. Approximately 95% of the Bank’s loan portfolio is concentrated in loans secured by real estate, most of which is located in the Bank’s primary market area. The Bank, as a matter of state law and bank policy, does not extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $12,000.000. The lending policies and procedures of the Bank are periodically reviewed and modified by the Board of Directors of the Bank in order to ensure risks are acceptable and to protect the Bank’s financial position in the market. Among other services offered are drive-up windows, night deposits, safe deposits, traveler’s checks, credit cards, cashier’s checks, notary public and other customary bank services. The Bank does not offer trust services.

The Bank maintains correspondent relationships with Silverton Bank, SunTrust Bank, Federal Home Loan Bank, Compass Bank, and the Federal Reserve Bank of Atlanta. These banks provide certain services to the Bank such as investing excess funds, wire transfer of funds, safekeeping of investment securities, loan participation and investment advice.

The banking business in and around Henry County, Georgia is highly competitive which includes certain major banks which have acquired formerly locally owned institutions. These banks have considerably greater resources and lending limits than the Bank. In addition to commercial banks and savings banks, the Bank competes with other financial institutions, such as credit unions, agricultural credit associations, and investment firms which provide services similar to checking accounts and commercial lending. The Bank competes with numerous institutions within the primary service areas, including local branches of Bank of America, SunTrust Bank, Wachovia and BB&T. As of December 31, 2008 the Bank held approximately 26% of the deposit accounts in the Henry County area. Neither the Company nor the Bank generates a material amount of revenue from foreign countries, nor does either have material long-lived assets, customer relationships, mortgages or servicing rights, deferred policy acquisition costs, or deferred tax assets in foreign countries. Thus, the Company has no significant risks attributable to foreign operations.

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

As of December 31, 2008, the Bank had 134 full-time employees and 20 part-time employees. None of the Bank’s employees are represented by a collective bargaining group. The Bank considers its relationships with the employees to be good.

A history of the Bank’s financial position for the fiscal years ended December 31, 2006, 2007 and 2008, is as follows:

	Years Ended
	2008	2007	2006
Total Assets	$656,245,974	$719,528,021	$695,051,272

Total Deposits	$591,106,388	$626,781,211	$596,673,741

Net Income	$(14,165,268)	$8,858,040	$12,556,572

First Metro Mortgage Co.

First Metro Mortgage Co. was formed in 1985 to provide mortgage loan origination services in the same primary market area as the Bank. Its offices are located at the Bank’s branch facility on Hudson Bridge Road in Stockbridge, Georgia. First Metro Mortgage Co. initiates long term mortgage loans but immediately sells those loans in the secondary market to investors pursuant to agreements between the investors and the company prior to funding. All loans are sold without recourse, and the Bank does not retain servicing rights or obligations with respect to those loans. First Metro Mortgage Co. realized a net loss of $149,874 for 2008, a net loss of $121,124 for 2007 and a net loss of $110,029 for 2006. First Metro Mortgage Co. was merged into and became a subsidiary of The First State Bank, effective July 1, 2003.

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

As of December 31, 2008 the Company maintained Tier 1 and Total Risk-Based Capital Ratios of 10.32% and 11.59%, respectively. A more detailed analysis of the Company’s capital and comparison to regulatory requirements is included in Note 12 in the audited financial statements included herein.

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

The Gramm-Leach-Bliley Act of 1999

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies that are well-capitalized and well-managed and meet other conditions to elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not previously allowed by bank holding companies such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Financial Modernization Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

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

As a result of the findings of the FDIC in its most recent examination of the Bank, the Bank’s Directors entered into an informal agreement with the FDIC and GDB&F to improve the condition of the Bank. Specifically, the agreement provides for reducing adversely classified assets, upgrading the overall quality of the loan portfolio, maintaining a Tier One Leverage Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 10%, maintaining an adequate reserve for loan losses, prohibiting dividends without prior regulatory approval, improving liquidity, and adopting a revised strategic plan covering the next three years. The Bank has agreed to submit certain reports, plans and programs to the regulators for review and comment. Failure to adequately address the provisions contained in the agreement may result in a formal enforcement action by the regulatory agencies. The capital ratios of the Bank currently exceed the minimum required and the board and management are in compliance with the reporting provisions of the agreement.

Expansion through Branching, Merger or Consolidation

With respect to expansion, banks were previously prohibited from establishing branch offices or facilities outside of the county in which their main office was located, except:

(1)	in adjacent counties in certain situations, or

(2)	by means of merger or consolidation with a bank which has been in existence for at least five years.

In addition, in the case of a merger or consolidation, the acquiring bank must have been in existence for at least 24 months prior to the merger. However, effective July 1, 1998, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary bank(s) of bank holding companies then engaged in the banking business in the State of Georgia. This law may result in increased competition in the market area of the Company’s subsidiary bank.

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

The regulations provide for a risk based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the Deposit Insurance Fund (“DIF”). Under the regulations, banks pay an assessment depending upon risk classification.

To arrive at risk-based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups: (i) well capitalized, (ii) adequately capitalized, or (iii) under capitalized, based on its capital ratios. The FDIC also assigns each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the DIF, and (iii) those banks that pose a substantial probability of loss to the DIF unless corrective action is taken. FDICIA imposes progressively more restrictive constraints on operations management and capital distributions depending on the category in which an institution is classified. As of December 31, 2008, The First State Bank met the definition of a well-capitalized institution.

In 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of 2009. For most banks, this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.

Additionally, by participating in the TLGP, banks temporarily become subject to “systemic risk special assessments” of 10 basis points for transaction account balances in excess of $250,000 with assessments up to 100 basis points of the amount of TLGP debt issued. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DIF.

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

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company has applied to participate in the CPP.

Temporary Liquidity Guarantee Program

On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program. This program has two components – The Debt Guarantee Program and the Transaction Account Guarantee Program. The Debt Guarantee Program guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Bank and the Company have opted to participate in the Debt Guarantee Program. Currently, neither the Bank nor the Company have any qualifying debt outstanding.

The Transaction Account Guarantee Program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank has opted to participate in the Transaction Account Guarantee Program.

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

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2008, approximately 95% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market in the State of Georgia will adversely affect the value of our assets, our revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which in today’s real estate market pose more credit risk than other types of loans typically made by financial institutions

We offer land acquisition and development and construction loans for builders and developers. As of December 31, 2008, approximately $216 million of our loan portfolio represents loans for which the related property is neither presold nor preleased. These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units and developed lots. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. While we believe we have established adequate reserves on our financial statements to cover the credit risk of our land acquisition and development and construction loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio may increase and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Elements.”

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally

Negative developments in the latter half of 2007 and 2008 in the banking industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2009. In addition, as a consequence of the recession that the United States now finds itself in, business activity across a broad range of industries faces significant difficulties due to the lack of consumer spending and liquidity concerns in the global credit markets. At the same time we have seen unemployment increase significantly.

As a result of the current economic environment, many financial institutions, including us, have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Consequently, competition among financial institutions for quality loans and deposits has increased significantly. In addition, the values of real estate collateral supporting many real estate dependent loans have declined and may continue to decline. Financial stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. The impact of the recession extending for a lengthy time may adversely impact our financial performance and our stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely magnify the adverse effects of these difficult conditions on us and many others in the banking industry.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve anytime soon. Until conditions improve, we expect our business, financial condition and results of operation to be negatively impacted.

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2008, our nonperforming assets increased significantly to $116 million, or 21.06%, of loans receivable plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. As a result of a difficult real estate market, we have increased our allowance from $7.65 million as of December 31, 2007 to $17.7 million as of December 31, 2008. We expect to continue to increase our allowance in 2009; however, we can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

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

In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on seven occasions to reduce interest rates by a total of 400 basis points since December 2007, which likely will reduce our net interest income during 2009 and the foreseeable future. This reduction in net interest income likely will be exacerbated by the high level of competition that we face in our markets, which requires us to offer more attractive interest rates to borrowers, both on loans and deposits. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Quantitative and Qualitative Disclosures about Market Risk.”

Liquidity risk could impact our ability to fund operations and jeopardize our financial condition

Liquidity is essential for our business. An inability to raise funds through traditional deposits, brokered deposits, borrowings or the sale of securities or loans could have a significant negative impact on our liquidity. Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the banking industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We rely on commercial and retail deposits, brokered deposits, advances from the Federal Home Loan Bank (“FHLB”) of Atlanta and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Atlanta or market conditions were to change.

Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our business strategies, in connection with future acquisitions or for other reasons. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. Financial stock prices have been negatively affected by the recent adverse economic environment, as has the ability of the financial services industry to raise capital or borrow in the debt markets compared to recent years. If additional financing sources are unavailable or not available on reasonable terms, our financial condition and results of operations could be materially affected.

We actively review the depository institutions that hold our federal funds sold and due from banks cash balances. We are currently not able to provide assurances that access to our cash equivalents and federal funds sold will not be impacted by adverse conditions in the financial markets. Our emphasis is primarily on safety of principal and we diversify our due from banks and federal funds sold among correspondent banks to minimize exposure to any one of these entities. The financials of the correspondent banks are reviewed routinely as part of our asset/liability management process. Balances in our accounts with financial institutions in the U.S. may exceed the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if the financial institutions fail and could be subject to other conditions in the financial markets.

Our Federal Deposit Insurance Premium could be substantially higher in the future, which could have a material adverse effect

The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC ensures payments of deposits up to insured limits from the Deposit Insurance Fund.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01 percent of insured deposits on June 30, 2008, to the statutory minimum of 1.15 percent of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits and CDARS, and for excessive use of secured liabilities, including Federal Home Loan Bank advances. Either an increase in the Risk Category of the Bank or adjustments to the base assessment rates could have a material adverse effect on our earnings.

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

The financial services industry is very competitive

We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see “Business” “Competition” in Item 1 above. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced.

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

Stock Price and Dividends

There is no established public trading market for the Company’s common stock. It is not traded on an exchange or in the over-the-counter market. There is no assurance that an active market will develop for the Company’s common stock in the future. Therefore, management of the Company is furnished with only limited information concerning private trades of the Company’s common stock. The following table sets forth for each quarter during the most two recent fiscal years the number of shares traded and the high and low per share sales price to the extent known to management.

YEAR 2008	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	102,091	$13.50	$11.00
Second Quarter	52,570	$13.50	$11.00
Third Quarter	13,121	$13.50	$12.00
Fourth Quarter	6,330	$13.50	$10.50

YEAR 2007	NUMBER OF SHARES TRADED	HIGH SALES PRICE (Per Share)	LOW SALES PRICE (Per Share)
First Quarter	14,984	$13.50	$13.00
Second Quarter	29,724	$14.00	$13.50
Third Quarter	20,350	$14.50	$13.50
Fourth Quarter	170,683	$13.50	$13.50

The Company has historically paid dividends on an annual basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank and by First Metro Mortgage Co. Currently, the Bank is prohibited from paying dividends to the Company without prior regulatory approval. The following table sets forth cash dividends which have been declared and paid by the Company since January 1, 2006:

Cash Dividends Declared Per Share ($)(1)
Fiscal 2008
First Quarter	$.06 per share
Second Quarter	$.06 per share
Third Quarter	$.03 per share
Fourth Quarter	$.00 per share

Fiscal 2007
First Quarter	$.06 per share
Second Quarter	$.06 per share
Third Quarter	$.06 per share
Fourth Quarter	$.10 per share

Fiscal 2006
First Quarter	$.05 per share
Second Quarter	$.05 per share
Third Quarter	$.05 per share
Fourth Quarter	$.16 per share

(1)	All dividends per share have been adjusted to reflect a two for one stock-split effective December 14, 2006.

As of March 1, 2009, 14,245,690 shares of common stock were outstanding and held of record by approximately 604 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

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

PERFORMANCE GRAPH

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Henry County Bancshares, Inc.	100.00	108.38	123.47	164.51	174.32	156.84
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Southeast Bank Index	100.00	118.59	121.39	142.34	107.23	43.41

The graph presented above compares the cumulative total stockholder return on Henry County Bancshares, Inc.’s common stock to the cumulative total return of the NASDAQ Composite and the SNL Southeast Bank Index for the five fiscal years, which commenced January 1, 2004 and ended December 31, 2008. The cumulative total stockholder return assumes the investment of $100 in Henry County Bancshares, Inc.’s common stock and in each index on December 31, 2003 and assumes reinvestment of dividends. Because the Company’s stock is not listed on any exchange and there is no established public trading market, the stock price used for this graph is based solely on the limited information voluntarily furnished to management concerning known private transactions occurring in 2008. The Company, therefore, makes no representations the stock price, which is solely based on this limited information, accurately reflects the actual fair market value of the Company’s common stock. The NASDAQ Composite Index is a publicly available measure of over 3,000 companies including NASDAQ domestic and international based common type stocks listed on The Nasdaq Stock Market. The SNL Southeast Bank Index is a compilation of the total stockholder return of all publicly-traded bank holding companies headquartered in the Southeastern United States.

Issuer Purchases of Equity Securities

The Company did not purchase any of its common stock during the fourth quarter ended December 31, 2008.

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

	As of and For the Year Ended December 31,
	2008	2007	2006	2005	2004
Total Loans	$533,609	$569,388	$561,646	$518,114	$486,723
Total Deposits	590,477	625,851	594,873	545,247	470,313
Total Borrowings	2,598	13,424	24,222	19,988	42,058
Total Assets	655,877	718,996	694,311	631,033	570,528

Interest Income	35,410	51,577	48,311	36,602	28,685
Interest Expense	19,628	26,306	20,498	13,859	10,022
Net Interest Income	15,782	25,271	27,813	22,743	18,663
Provision for Loan Losses	24,286	2,959	477	546	443
Net Interest Income (Loss) After Provision	(8,504)	22,312	27,336	22,197	18,220
Non Interest Income	2,784	3,025	3,296	3,983	4,322
Non Interest Expense	15,198	11,793	10,614	10,239	9,548
Income (Loss) Before Income Taxes	(20,918)	13,544	20,018	15,941	12,994
Provision (Benefit) for Income Taxes	(6,572)	4,835	7,609	5,665	4,611
Net Income (Loss)	(14,346)	8,709	12,409	10,276	8,383

Net Income (Loss) Per Share	(1.01)	.61	.87	.72	.59

Cash Dividends Declared	0.15	0.28	0.31	0.245	0.205
Book Value Per Share	4.17	5.30	4,97	4.39	3.93
Weighted Average Shares	14,245,715	14,314,171	14,303,517	14,303,368	14,311,557

QUARTERLY DATA

	Years Ended December 31,
	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In thousands, except per share data)
Interest income	$7,015	$8,665	$8,585	$11,145	$12,234	$12,840	$13,523	$12,980
Interest expense	4,180	4,557	4,964	5,927	6,809	6,792	6,624	6,081

Net interest income	2,835	4,108	3,621	5,218	5,425	6,048	6,899	6,899
Provision for loan losses	16,000	5,650	1,526	1,110	1,525	1,258	164	12

Net interest income (loss) after provision for loan losses	(13,165)	(1,542)	2,095	4,108	3,900	4,790	6,735	6,887
Noninterest income	638	696	738	712	690	762	789	784
Noninterest expenses	4,752	3,585	3,772	3,089	3,221	2,955	2,857	2,760

Income (loss) before income taxes	(17,279)	(4,431)	(939)	1,731	1,369	2,597	4,667	4,911
Provision (benefit) for income taxes	(4,891)	(1,820)	(502)	641	326	936	1,705	1,868

Net income (loss)	$(12,388)	$(2,611)	$(437)	$1,090	$1,043	$1,661	$2,962	$3,043

Earnings (losses) per share	$(.88)	$(.18)	$(.03)	$.08	$.07	$.12	$.21	$.21

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and the financial condition of our bank subsidiary, The First State Bank and our mortgage subsidiary, First Metro Mortgage Co. at December 31, 2008 and 2007 and the results of operations for the three years in the period ended December 31, 2008. The purpose of this discussion is to focus on information about our financial condition and results of operations that are not otherwise apparent from our audited financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

We believe the following are critical accounting policies in the preparation of our financial statements that require the most significant estimates and assumptions that are particularly susceptible to a significant change.

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

The allowance for loan losses consists of specific and general components. The components of the allowance for loan losses represent an estimate pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, or
SFAS 114, Accounting by Creditors for Impairment of a Loan. The

allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual problem or potential problem loans and general allocations based on historical loss experience for each loan category. The specific credit allocations are based on regular analyses of loan relationships typically in excess of $500,000 but may include a review of other loan relationships on which full collection may not be reasonably assumed. These analyses involve judgment in estimating the amount of loss associated with the specific loans, including estimating the underlying collateral values. The historical loss experience used in determining general allocations is determined using the average of actual losses incurred over the most recent five years for each type of loan. The historical loss experience is adjusted for known changes in economic conditions as well as other qualitative factors. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans from each category.

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

Other Real Estate Owned

Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans, is adjusted to fair value upon transfer of the real estate held as collateral to other real estate owned. Subsequently, other real estate owned is carried at the lower of carrying value or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over fair value of the real estate held as collateral is recorded as a charge to the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of non-interest expense.

Overview

In 2008, Henry County experienced a continued deterioration in the local economy, largely centered on depressed housing sales and real estate values as well as significant local job losses due to reductions in construction and land development activity. The recession currently being experienced nationally is exacerbated in the Company’s market area due to a significant dependence on the housing industry in the south Metropolitan Atlanta area to drive the local economy. The Company’s performance reflects the impact of slowed economic activity, depressed real estate values, reduced sales and a challenging banking environment. An exacerbating factor in attempting to resolve problem assets is the uncertainty of the local real estate market. Housing sales have fallen to approximately 10% of prior year levels. Markets are distorted by liquidation efforts resulting in great uncertainty in property values. The significant increase in distressed properties for sale coupled with a lack of liquidity in the real estate market has depressed property values significantly. The reliability of appraisals is subject to uncertainties, as there are few true arms-length sales for comparison purposes.

This set of circumstances creates two separate but equally significant situations for the Company. The first is that borrowers who depend on sale of real property for retirement of their loans are unable to generate necessary cash flow for their on-going needs. As those borrowers deplete cash reserves and exhaust other resources, it becomes increasingly difficult to meet debt service obligations. This problem results in a rising level of troubled assets. The second impact is that the Company has an increasingly difficult time in evaluating the value of collateral that supports troubled loans and serves as the bank’s last resort recovery source. Current accounting standards require that the Bank identify loans that are considered impaired and evaluate the potential for loss should the loan be satisfied by liquidation of the collateral. This evaluation forms the basis for one of the Company’s most critical accounting decisions, yet it is the most difficult to reliably quantify. The actual market value of real property, which is the underlying collateral in almost all of the Bank’s troubled assets, is exceedingly difficult to determine in the face of an illiquid market. While the Company uses appraisals and evaluations of the real property by knowledgeable individuals, including input from several members of the board of directors, the value of real estate in this market is unstable and is sometimes a moving target.

The Company’s performance in 2008 was characterized by increasing levels of problem loans, necessitating substantial additions to the allowance for loan losses. Coupled with an extremely low interest rate environment and compressed margins, the Company saw earnings decline significantly. The Company operated at a loss of $14,346,711compared to earnings in 2007 of $8,708,726. The largest component of the change in earnings was the provision for loan losses, which totaled $24,285,750 in 2008 compared to $2,959,254 in 2007. The Company elected to charge off those portions of loans that were deemed to be ultimately uncollectible though it continues to actively attempt to collect such loans. In addition, the Company wrote down the value of owned real estate $2,910,836, reflecting the deteriorating nature of real estate values.

Nationally, the country remains in recession, with the banking segment one of the hardest hit sectors of the economy. The Company is not immune to the same issues facing many of the country’s banks. The current actions of the federal government to alleviate the recession have an as yet unknown impact. Most economists do not predict any possibility of recovery in the first half of 2009. The success of the Company in resolving its troubled assets will be largely tied to the stabilization of real property values and the return of our market area to a more viable economy.

Financial Condition at December 31, 2008 and 2007

The following is a summary of our balance sheets for the periods indicated:

	December 31,
	2008	2007
	(Dollars in Thousands)
Cash and due from banks	$14,039	$16,826
Interest-bearing deposits in banks	1,500	2,732
Federal funds sold	14,300	9,500
Securities	65,460	93,781
Loans held for sale	—	950
Loans, net	515,878	561,730
Premises and equipment	9,776	10,341
Other real estate	18,398	10,394
Other assets	16,526	12,742

	$655,877	$718,996

Total deposits	$590,477	$625,851
Other borrowings	2,598	13,424
Other liabilities	3,460	4,187
Stockholders’ equity	59,342	75,534

	$655,877	$718,996

As of December 31, 2008, we had total assets of $656 million, a decrease of 8.78% from December 31, 2007. Total interest-earning assets were $615 million at December 31, 2008 as compared to $676 million at December 31, 2007 or 94% of total assets, respectively. Our primary interest-earning assets at December 31, 2008 were loans, which made up 87% of total interest-earning assets as compared to 84% at December 31, 2007. Net loans decreased by $45.8 million, primarily due to the transfer of $14.1 million to other real estate owned as a result of foreclosures during 2008 and the charge-off of impaired loans totaling $12.5 million during the fourth quarter of 2008. The remaining decrease in net outstanding loans is a result of increased allowance for loan losses of $10.0 million, as well as normal pay down activity as we have experienced a slowing of new loan production during 2008. Other real estate owned increased by $8.0 million during 2008 as transfers of loans through foreclosure of $14.1 million was offset by sales of other real estate owned of $3.2 million, and additional write downs during 2008 of $2.9 million.

Decreases in investment securities of $28.3 million, coupled with decreases in cash and due from banks of $2.8 million were primarily used to offset decreases in time deposits during 2008. Total deposits decreased $35.4 million during 2008. The decrease in deposit accounts was primarily a result of decreases in non-brokered retail time deposits of $50.8 million, offset by increases in brokered time deposits of $34.2 million. Brokered time deposits totaled $44.8 million costing a weighted average rate of 3.46% and represented less than 8% of total deposits at December 31, 2008. Interests bearing checking, savings and demand deposits have decreased $18.8 million during 2008.

The decrease in retail time deposits reflects a strategic decision by the Company to allow higher-priced time deposits where there were no other customer relationships to be withdrawn upon maturity rather than maintain higher interest rates. The bulk of these deposits matured during the first nine months of 2008, allowing the Company to replace this funding with lower cost brokered time deposits. Other borrowings decreased $10.8 million during 2008, primarily as a result of the retirement of Federal Home Loan Bank advances in the amount of $6.4 million. Our total equity decreased by $16.1 million for 2008 as a result of net losses of $14.3 million, purchases of treasury stock of $61,000, and dividends paid of $2.1 million, offset by increased unrealized gains on securities available for sale of $353,000.

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

Our securities portfolio, consisting of U.S. Government and Agency, mortgage-backed, municipal and equity securities amounted to $65.5 million at December 31, 2008. Net unrealized gains on securities available-for-sale were $1,194,783 at December 31, 2008 as compared to net unrealized gains of $660,202 at December 31, 2007. Net unrealized losses on securities held-to-maturity were $11,029 at December 31, 2008 as compared to net unrealized losses of $21,289 at December 31, 2007. We have not specifically identified any securities for sale in future periods, which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

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

Consumer Loans:

Consumer loans in general carry a moderate degree of risk compared to other loans. They are historically more risky than traditional residential real estate but less risky than commercial loans. Risk of default is generally determined by the well being of the national and local economies. During times of economic stress there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt. Risk on consumer type loans is generally managed through policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.

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

Commercial Real Estate:

The Bank grants loans to borrowers secured by commercial real estate located in our market area. In underwriting these type loans we consider the historic and projected future cash flows of the real estate, we make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint. We will generally lend up to a maximum 75% loan to value ratio and require a minimum debt coverage ratio of 1.25 or other compensating factors.

Commercial real estate offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also commercial real estate loans typically involve relatively large loan balances to single borrowers. To mitigate these risks, we monitor our loan concentration and loans are reviewed by a third party reviewer. This type loan generally has a shorter maturity than other loan types giving the Bank an opportunity to reprice, restructure or decline to renew the credit. As with other loans, commercial real estate loans are graded depending upon strength of credit and performance. A lower grade will bring increased scrutiny by management and the Board of Directors.

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

The development component of the Bank’s lending has seen significant deterioration, beginning in 2007 and continuing through 2008. While the Board and management believe that these loans were soundly underwritten at the time of their inception, the failure of the housing market with the resulting cessation of sales activity is creating an extremely adverse environment for borrowers in this category of loans. Though the Bank has curtailed additional loans to acquire and develop land, the loans contained in this segment of the portfolio continue to represent the greatest risk to the overall loan portfolio of the Bank. The ongoing carrying cost of holding these lots is an increasing burden on the borrower and the Bank. Developments that are incomplete must have stabilization efforts to ensure that environmental conditions do not run afoul of regulatory requirements as well as regular monitoring to prevent vandalism and dumping of construction and other debris. The requirement to pay real property taxes as well as interest further stresses the cash flow of borrowers. As the liquidation of these borrowing obligations is largely dependent upon the sale of vacant developed lots to builders or to retail consumers, the ability of the borrower to retire their debt obligations as well as the ability of the Bank to liquidate collateral through foreclosure and sale is very restricted.

Residential construction lending has been influenced by many of the same characteristics as development lending. While there are more opportunities for sales than for vacant developed lots, the sales activity is largely characterized by declining values due to the wholesale liquidation of residential units following foreclosure. Henry County is located in an area characterized by a high level of foreclosures and the number of houses on the market exceeds the demand by a significant number. Housing sales are dominated by investor purchases with buyers at all levels expecting significant discounts to previously established market values as well as significant sales concessions in order to consummate purchases. The Bank has greatly restricted construction lending and generally approves new construction loans where the underlying lot is currently financed by the Bank and the property is “presold” to an approved purchaser.

Loan Participations:

The Bank sells loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. As of December 31, 2008 the Bank had $4.29 million in loan participations sold.

The Bank will also purchase loan participations from time to time from other banks in the ordinary course of business usually without recourse. Purchased loan participations are underwritten in accordance with the Bank’s loan policy and represent a source of loan growth to the Bank. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that the Bank often relies on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, the Bank may experience a loss on these participations. Otherwise, the Bank believes that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, the Bank usually has no recourse against the selling bank but will take other commercially reasonable steps to minimize its loss. As of December 31, 2008, the Bank had purchased 35 loan participations. The total principal amount of these participations comprised approximately 4.86% of our total portfolio on December 31, 2008.

At December 31, 2008, the Bank held 14 participation loans, totaling $16.6 million purchased from The Community Bank in Loganville, Georgia. The Community Bank was placed in receivership by the State Department of Banking on November 21, 2008 and all assets are being managed by the FDIC. The Bank is working with the FDIC to collect the underlying indebtedness. Full resolution of these participations may be influenced by the FDIC’s desire to reduce their holdings through liquidation action rather than collection action. Due to these extraordinary circumstances, the Bank has given heightened scrutiny to these loans and has recorded $6.0 million in specifically identified reserves for these loans.

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

All loans originated by First Metro Mortgage Co. are classified as loans held for sale on the balance sheet because of the intention to immediately sell these loans. The balance of the loans held for sale represents individual mortgage loans that have been funded for which proceeds from the investor have not yet been received. Loans held for sale are carried at the lower of aggregate cost or fair value. However, because the proceeds from the investors for the sale of these loans are usually received within fourteen days, the aggregate cost and fair value of these loans are the same.

For the year ended December 31, 2008, First Metro Mortgage Co. originated 81 loans totaling $12.8 million. These mortgage banking activities are performed exclusively by First Metro Mortgage Co. No similar activities are conducted at the Bank level. All loans originated by the Bank are classified as held for investment.

We have 95% of our loan portfolio collateralized by real estate located in our primary market area of Henry County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family and multifamily residential properties (12%), construction loans to build one to four-family and multifamily residential properties (52%), and nonresidential properties consisting primarily of small business commercial properties (36%).

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

Management continues to emphasize programs to generate local core deposits as our primary funding source. The stability of our core deposit base is an important factor in our liquidity position. A heavy percentage of the deposit base is comprised of accounts of individuals and small businesses with comprehensive banking relationships and limited volatility. Management regularly monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. Traditional local deposit funding sources are supplemented by the use of FHLB borrowings as well as brokered deposits.

At December 31, 2008, we had loan commitments outstanding of $68 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. We had an arrangement with one commercial bank for an overnight secured federal funds accommodation line of $12.0 million, of which none had been drawn upon as of December 31, 2008. We also have the ability to borrow up to $65 million, subject to available collateral, from the Federal Home Loan Bank.

At December 31, 2008, our capital ratios were considered well capitalized based on regulatory minimum capital requirements. Stockholders’ equity decreased by $16.1 million for 2008 as a result of net losses of $14.3 million, purchases of treasury stock of $61,000, and dividends paid of $2.1 million, offset by increased unrealized gains on securities available for sale of $353,000. For regulatory purposes, the net unrealized gains and losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to us will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency.

At December 31, 2008, the Bank could not pay dividends without prior approval of the Bank’s regulatory agency.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of December 31, 2008 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	8.43%	8.40%	5.00%
Risk-based capital ratios:
Core capital	10.32	10.28	6.00
Total capital	11.59	11.55	10.00

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements to be considered well-capitalized. Any future earnings will assist in keeping these ratios at satisfactory levels above the regulatory minimum requirement to be considered well-capitalized.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities. The Company continues to evaluate opportunities to raise capital to insure that our capital resources will be sufficient for any future needs.

The Bank believes that it has properly evaluated the loan portfolio for risks and has taken appropriate charges to earnings to provide sufficient reserves in the allowance for loan losses. However, should the Bank experience continued deterioration of asset quality as the recession deepens, additional reserves may be required that could lower capital levels.

Management is not aware of any other known trends, events or uncertainties, other than those discussed herein, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

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

We do not engage in any transactions or have relationships or other arrangements with an unconsolidated entity such as special purpose and similar entities or other off-balance sheet arrangements. We also do not trade in energy, weather or other commodity based contracts.

Results of Operations For The Years Ended December 31, 2008, 2007 and 2006

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Interest income	$35,410	$51,577	$48,311
Interest expense	19,628	26,306	20,498

Net interest income	15,782	25,271	27,813
Provision for loan losses	24,286	2,959	477
Other income	2,784	3,025	3,296
Other expenses	15,198	11,793	10,614

Pretax income (loss)	(20,918)	13,544	20,018
Income taxes (benefit)	(6,572)	4,835	7,609

Net income (loss)	$(14,346)	$8,709	$12,409

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

The net yield on average interest-earning assets decreased to 2.41% in 2008 from 3.64% in 2007. The average yield on interest-earning assets decreased to 5.42% in 2008 from 7.42 % in 2007. The net cost on average interest-bearing liabilities decreased to 3.60% in 2008 from 4.59 % in 2007. The decrease in net yield on average interest-earning assets is primarily due to a reduction in interest income on loans as a result of a 400 basis point decrease in the Prime lending rate during 2008 and the effect of loans being placed on nonaccrual during 2008.

The net yield on average interest-earning assets decreased to 3.64% in 2007 from 4.31% in 2006. The average yield on interest-earning assets decreased to 7.42% in 2007 from 7.50% in 2006. The average cost on interest-bearing liabilities increased to 4.59% in 2007 from 3.95% in 2006.

Net interest income decreased by $9.4 million in 2008 as compared to a decrease of $2.5 million in 2007 and an increase of $5.1 million in 2006 compared to 2005. As mentioned above, the decrease in net interest income during 2008 was attributed to a decrease in the Prime lending rate during 2008, as well as the negative affect our increased levels of nonperforming loans had on our net interest margin. Interest income that would have been recorded on nonaccrual loans since the end of 2007, including reversals of interest from prior periods, amounted to approximately $5.3 million during 2008, effectively lowering our net yield on average earning assets by 81 basis points during 2008. The decrease in interest expense attributed to average interest-bearing liabilities is largely the result of a lower cost of funds during 2008.

Provision for Loan Losses

The provision for loan losses increased by $21,326,496 to $24,285,750 in 2008 and increased by $2,482,394 to $2,959,254 in 2007. The amounts provided are due primarily to our assessment of the inherent risk in the loan portfolio. Please see the section titled “Allowance for Loan Losses” for a more detailed explanation of our assessment criteria as it relates to providing for loan losses. We believe that the $17.7 million in the allowance for loan losses at December 31, 2008, or 3.32% of total net outstanding loans is adequate to absorb known risks in the portfolio based upon our review of the loan portfolio. Our net charge-offs were $14.2 million, or 2.55% of average loans outstanding in 2008. The increase in net charge-offs in 2008 is primarily attributed to $12.5 million in charge-offs of fifteen real estate development loan relationships. The Company had deemed these loans impaired and had set aside specific reserves during 2008 based on collateral values securing the loans.

Our net charge-offs were minimal in 2007, 2006 and 2005 as the ratio of charged-off loans to average loans outstanding was .09%, .04% and .01%, respectively. No assurance can be given, however, that the increasing adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Other Income

Other income consists of service charges on deposit accounts, other service charges and fees and mortgage banking income. Other income was $2.8 million in 2008 as compared to $3.0 million in 2007. The decrease is due primarily to decreased mortgage banking income of $223,000, and to a lesser extent, other service charges and fees of $26,000. The decrease in mortgage banking income is attributed to a lesser volume of mortgage originations during 2008 compared to 2007. The decrease in other service charges and fees is primarily attributed to decreases in fees earned on our official check program.

Other income was $3.0 million in 2007 as compared to $3.3 million in 2006. The decrease is due primarily to decreased service charges on demand deposit accounts of $138,000, as well as decreases in mortgage banking income of $103,000, and to a lesser extent, other service charges and fees of $29,000. Decreases in service charges on demand deposit accounts are attributed to decreases in official check fees.

Other Expenses

Other expenses were $15.2 million in 2008 as compared to $11.8 million in 2007, an increase of $3,405,347. Gross salaries and employee benefits decreased by $426,180, primarily as a result of decreases in incentive pay and profit sharing contributions in the amount of $830,872, offset with decreases in capitalized loan fees in the amount of $416,734. The number of full time equivalent employees was 144 at December 31, 2008 as compared to 151 at December 31, 2007. Our equipment and occupancy expenses increased by $60,179 in 2008 as compared to 2007, primarily as a result of increased property tax expenses of $35,959 as well as slight increases of $13,736 in utilities and $10,950 in building repairs and maintenance. Other real estate losses of $3,235,010 were comprised of write downs (subsequent to foreclosure) in other real estate values of $2,910,836 and losses on sales of other real estate of $324,174. Other operating expenses increased by $536,338 primarily as a result of increases in FDIC insurance premiums of $390,208, increased legal expenses of $100,650, and increased expenses attributed to carrying other real estate of $216,718, offset by decreases in advertising expenses of $77,220.

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

Income Tax

Income tax expense (benefit) totaled ($6.6 million) in 2008 as compared to $4.8 million in 2007. The effective tax rates for 2008 and 2007 were approximately (31%) and 36%, respectively. The reduction in the absolute value percentages of the effective tax rates is largely the result of a $1.97 million valuation allowance recorded against deferred tax assets in 2008.

Income tax expense was $4.8 million in 2007 as compared to $7.6 million in 2006. Income tax expense as a percentage of pretax income was approximately 36% for 2007 and 38% for 2006.

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

Table 1 - Distribution of Assets, Liabilities and Stockholders’ Equity

Interest Rates and Interest Differentials

	Years Ended December 31,
	2008			2007			2006
	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates	Average Balances(1)	Income/ Expense	Yields/ Rates
	(Dollars in Thousands)
Taxable securities	$72,698	$3,641	5.01%	$99,206	$5,255	5.30%	$71,923	$3,077	4.28%
Nontaxable securities (4)	10,238	355	3.47%	10,038	378	3.77%	8,666	332	3.83%
Federal funds sold	11,355	213	1.88%	21,641	1,082	5.00%	15,492	780	5.03%
Interest-bearing deposits in banks	1,626	38	2.34%	1,472	74	5.03%	227	14	6.17%
Loans (2) (3)	557,646	31,163	5.59%	562,478	44,788	7.96%	548,046	44,109	8.05%

Total interest-earning assets	653,563	35,410	5.42%	694,835	51,577	7.42%	644,354	48,312	7.50%

Unrealized gains (losses) on securities	464			(139)			(607)
Allowance for loan losses	(10,181)			(5,424)			(5,194)
Cash and due from banks	14,633			15,669			17,462
Other assets	37,225			26,533			20,054

Total	$695,704			$731,474			$676,069

Interest-bearing demand & savings	$149,448	1,715	1.15%	$154,108	4,262	2.77%	$163,912	4,328	2.64%
Time deposits	389,049	17,656	4.54%	400,165	21,073	5.27%	332,730	15,029	4.52%
Borrowings	6,647	257	3.87%	19,012	971	5.11%	22,379	1,141	5.10%

Total interest-bearing liabilities	545,144	19,628	3.60%	573,285	26,306	4.59%	519,021	20,498	3.95%

Noninterest-bearing demand	70,407			76,857			83,922
Other liabilities	5,933			5,798			5,088
Stockholders’ equity	74,220			75,534			68,038

Total	$695,704			$731,474			$676,069

Net interest income		$15,782			$25,271			$27,814

Net interest spread			1.82%			2.83%			3.54%
Net yield on average interest-earning assets			2.41%			3.64%			4.31%

(1)	Average balances were determined using the daily average balances.
(2)	Average balances of loans include nonaccrual loans.
(3)	Interest and fees on loans include $190,000, $208,000, and $220,000 of loan fee income for the years ended December 31, 2008, 2007, and 2006, respectively.
(4)	Yields on nontaxable securities are not presented on a tax-equivalent basis.

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

	Years Ended December 31,
	2008 to 2007			2007 to 2006
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in Thousands)
Income from interest-earning assets:
Interest and fees on loans	$(382)	$(13,243)	$(13,625)	$1,153	$(474)	$649
Interest on taxable securities	(1,341)	(273)	(1,614)	1,338	840	2,178
Interest on nontaxable securities	8	(31)	(23)	52	(6)	46
Interest on federal funds sold	(375)	(494)	(869)	307	(5)	302
Interest on interest-bearing deposits in banks	7	(43)	(36)	64	(4)	60

Total interest income	(2,083)	(14,084)	(16,167)	2,914	351	3,235

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	(125)	(2,422)	(2,547)	(265)	199	(66)
Interest on time deposits	(572)	(2,845)	(3,417)	3,324	2,720	6,044
Interest on borrowings	(520)	(194)	(714)	(172)	2	(170)

Total interest expense	(1,217)	(5,461)	(6,678)	2,887	2,921	5,808

Net interest income	$(866)	$(8,623)	$(9,489)	$27	$(2,570)	$(2,573)

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

At December 31, 2008 our cumulative one year interest rate sensitivity gap ratio was 104%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate slightly more than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2008, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

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

	Within Three Months	After Three Months But Within One Year	After One Year But Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$1,500	$—	$—	$—	$1,500
Federal funds sold	14,300	—	—	—	14,300
Securities	2,820	2,999	25,784	32,662	64,265
Loans	327,010	61,290	140,983	4,325	533,608

Total interest-earning assets	345,630	64,289	166,767	36,987	613,673

Interest-bearing liabilities:
Interest-bearing demand and savings	$132,388	$—	$—	$—	$132,388
Time deposits	88,534	171,824	129,378	26	389,762
Repurchase agreements	—	—	—	—	—
Other borrowings	955	—	1,643	—	2,598

Total interest-bearing liabilities	$221,877	$171,824	$131,021	$26	$524,748

Interest rate sensitivity gap	$123,753	$(107,535)	$35,746	$36,961	$88,925

Cumulative interest rate sensitivity gap	$123,753	$16,218	$51,964	$88,925

Interest rate sensitivity gap ratio	1.56	.37	1.27	142.2

Cumulative interest rate sensitivity gap ratio	1.56	1.04	1.10	1.17

We actively manage the mix of asset and liability maturities to control the effects of changes in the general level of interest rates on net interest income. Except for its effect on the general level of interest rates, inflation does not have a material impact on us due to the rate variability and short-term maturities of our earning assets. In particular, approximately 59% of the loan portfolio is comprised of loans that have variable rate terms or mature within one year. Most mortgage loans are made on a variable rate basis with rates being adjusted every one to five years.

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
U.S. Treasury securities	$—	$—	$—
Government-sponsored agencies	26,063	58,414	71,262
Mortgage-backed securities	28,272	24,723	7,947
Municipal securities	9,482	8,745	9,498

	63,817	91,882	88,707
Equity securities	1,643	1,898	2,370

	$65,460	$93,780	$91,077

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2008 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Government-sponsored agencies	$2,206	3.76%	$20,815	4.01%	$3,042	4.82%
Mortgage-backed securities	5	2.09	1,025	4.16	9,382	5.04
Municipal securities	3,628	3.80	4,253	3.38	1,079	4.03

	$5,839	3.78	$26,093	3.91	$13,503	4.91

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
Government-sponsored agencies	$—	—%	$26,063	4.08%
Mortgage-backed securities	17,860	5.22	28,272	5.12
Municipal securities	522	5.41	9,482	3.73

	$18,382	5.23	$63,817	4.49

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.
(2)	The weighted average yields for municipal securities are not stated on a tax-equivalent basis.

LOAN PORTFOLIO

Types of Loans

Loans by type of collateral are presented below:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Commercial	$21,181	$23,752	$32,765	$36,349	$47,246
Real estate - construction	263,052	325,151	309,565	260,912	223,907
Real estate - mortgage	243,235	212,786	210,368	210,366	203,598
Consumer installment and other	6,140	7,698	8,948	10,487	11,972

	533,608	569,387	561,646	518,114	486,723
Less allowance for loan losses	(17,730)	(7,657)	(5,230)	(4,972)	(4,489)

Net loans	$515,878	$561,730	$556,416	$513,142	$482,234

Maturities and Sensitivities to Changes in Interest Rates

Total loans as of December 31, 2008 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$16,117
After one through five years	4,493
After five years	571

21,181

Construction
One year or less	241,832
After one through five years	9,040
After five years	12,180

263,052

Other
One year or less	106,260
After one through five years	121,851
After five years	21,264

249,375

$533,608

The following table summarizes loans at December 31, 2008 with the due dates after one year for predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$127,452
Floating or adjustable interest rates	41,947

$169,399

Risk Elements

The following table presents the aggregate of nonperforming assets for the categories indicated.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis	$77,804	$32,744	$416	$782	$498

Loans contractually past due ninety days or more as to interest or principal payments and still accruing	20,066	4,714	1,001	4,173	3,251

Restructured loans	—	—	—	—	—

Total nonperforming loans	$97,870	$37,458	$1,417	$4,955	$3,749

Other real estate	18,398	10,394	1,411	194	5

Total non performing assets	$116,268	$47,852	$2,828	$5,149	$3,754

The reduction in interest income associated with nonaccrual loans during 2008 is as follows:

(Dollars in Thousands)
Interest income that would have been recorded on nonaccrual loans under original terms	$6,154

Interest income that was recorded on nonaccrual loans	$875

Nonperforming assets consist of nonaccrual loans, loans restructured due to the debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure or otherwise in satisfaction of loans. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

When management believes there is sufficient doubt to the collectibility of principal or interest on any loan on its contractual terms, or generally when loans are 90 days or more past due, the accrual of interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. Loans are returned to an accrual status when those factors that indicated doubtful collectibility on a timely basis no longer exist.

Nonperforming assets at December 31, 2008 amounted to approximately $116.3 million, or 20.33% of total loans and other real estate. This compares to approximately $47.8 million, or 8.25% of total loans and other real estate at December 31, 2007 and $2.8 million, or .50% of total loans and other real estate at December 31, 2006.

The increase in nonperforming assets is primarily attributed to the significant slowdown in residential real estate sales that began in the summer of 2007 and has continued to deteriorate through 2008. Nonperforming loans are concentrated in our residential construction and land development portfolio, comprising 84% of total nonperforming loans. The amount of residential construction and development loans as a percentage of our total portfolio is approximately 49%, leaving a large percentage of our loan portfolio performing. With the significant slowing of home and lot sales, the prices of homes and lots have declined. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating sufficient revenue, resulting in the significant increase in nonaccrual loans.

Nonaccrual loans increased by $45.1 million or 138% during the year ended December 31, 2008. There was significant movement within these loans during 2008, as $84.6 million went on nonaccrual status, $14.1 million went into foreclosure, and $7.6 million returned to accrual status through the repayment of previously accrued interest. In addition to these changes, the Company charged off $12.6 million in nonaccrual loans during the fourth quarter of 2008 on which specific reserves had been estasblished. We also received $4.8 million in principal reductions in these loans during 2008. The ten largest nonaccrual loan relationships comprise $56.4 million or 72% of the total and all are collateralized by residential real estate.

Loans contractually past due ninety days or more as to interest or principal payments and still accruing at December 31, 2008 was $20.0 million and were comprised of three loan relationships totaling approximately $12.3 million that have been paid current subsequent to the end of 2008.

Other real estate owned increased by $8.0 million, or 77% during the year ended December 31, 2008. During the year, we foreclosed on $11.2 million, net of writedowns and sold $3.2 million of real estate. The total balance of $18.4 million is distributed as follows; residential development (46%), homes and lots (44%) and commercial real estate (10%).

The level of nonperforming assets is a matter of significant concern to the Company, which is actively working to resolve problem credits and to liquidate Bank owned real estate as appropriate purchasers can be found. The Company is represented by experienced legal counsel who is working to ensure that its interests are protected and that the Company achieves maximum collection. The senior management of the Company meets with loan officers on a weekly basis to review nonperforming loans and to ensure that the Company is following its most effective plan for reduction or restructuring of these credits. An additional committee of the Board of Directors has been formed to assist management in the evaluation and liquidation of owned real estate. With a declining housing sales market and lowering real property values, liquidation of real estate at prices favorable to the Company is difficult. The Company continues to write down property or record reserves as required by ongoing evaluations or property values.

We believe that the performance problems existing in our real estate portfolio are a direct result of softening real estate activity and not indicative of a weakness in previous or current underwriting standards regarding real estate lending.

During the third quarter of 2008, the Company took additional action with regard to the administration of nonperforming assets. The Bank created a Special Assets Division to manage and administer the Bank’s portfolio of nonperforming loans and to enhance the liquidation of owned real estate. The Bank has engaged an experienced manager for this department who has over 35 years of banking experience, including substantial time spent in special asset administration.

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

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$557,646	$562,478	$548,046	$510,733	$455,993

Balance of allowance for loan losses at beginning of year	$7,657	$5,230	$4,972	$4,489	$4,178

Loans charged off:
Real estate	(14,039)	(466)	(5)	(21)	(17)
Commercial	(128)	(33)	(148)	(12)	(45)
Consumer installment	(53)	(51)	(88)	(53)	(91)

	(14,220)	(550)	(241)	(86)	(153)

Recoveries of loans previously charged off:
Real estate	4	1	—	9	6
Commercial	1	1	—	1	—
Consumer installment	2	16	22	13	15

	7	18	22	23	21

Net loans charged off during the year	(14,213)	(532)	(219)	(63)	(132)

Additions to allowance charged to expense during year	24,286	2,959	477	546	443

Balance of allowance for loan losses at end of year	$17,730	$7,657	$5,230	$4,972	$4,489

Ratio of net loans charged off during the year to average loans outstanding	2.55%	0.09%	0.04%	0.01%	0.03%

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation and assessment of the allowance for loan losses. This assessment includes procedures to estimate probable losses and determine the adequacy and appropriateness of the resulting allowance balance. The allowance for loan losses consists of two components: (1) a specific amount representative of identified credit exposures for each impaired loan based on an evaluation of the borrower and underlying collateral (SFAS No. 114 component); and (2) a general amount based upon historical losses that have been adjusted to estimate current probable losses based on the use of eight specific risk factors representative of various economic conditions and characteristics of the loan portfolio, as well as additional general qualitative factors (SFAS No. 5 component).

We establish the specific amount by examining all impaired loans. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral. As of December 31, 2008, our impaired loans totaled $94.4 million of which $46.8 million have specific loss allocations of $12.5 million recorded. As of December 31, 2007, our impaired loans totaled $37.5 million of which $29.5 million had specific loss allocations of $3.4 million recorded. These increases in nonperforming loans contributed significantly to the increases in the loan loss provision for the twelve month period ended December 31, 2008. During the twelve month period ended December 31, 2008, changes in collateral values for impaired loans resulted in increased provisions of $21.6 million. Other changes in impaired loan allowances during the twelve month period ended December 31, 2008 are the result of certain impaired loans being foreclosed upon and transferred to other real estate owned as well as any changes as a result of changes in loans considered to be impaired. Nonperforming loans are concentrated in our residential construction and land development portfolio.

The general amount of the allowance is based upon historical losses that are adjusted to estimate current probable losses using eight specific risk factors. The risk factors consist of: (1) economic factors including such matters as changes in the general economic conditions; (2) changes in local economic conditions; (3) concentrations of credit; (4) deterioration in asset values; (5) slowing pace of housing sales; (6) deterioration in lot values; (7) higher loan to values given risk; and (8) level of loans secured by real estate. These risk factors are evaluated and assigned percentages to be allocated to the portfolio, exclusive of SFAS No. 114 component, on a quarterly basis. The weighting of these risk factors varies from period to period and will impact the allowance for loan losses as changes in the risk factors increase or decrease from quarter to quarter. During the year ended December 31, 2008, changes in all risk factors resulted in an increase of approximately $2.7 million in the general amount of the allowance.

The Company has originated construction and land development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves. The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration of the financial standing of the borrower or the underlying project. If the Company makes a determination that there is such deterioration, or if the loan becomes nonperforming, the Company halts any disbursement of those funds identified for use in paying interest. In some cases, additional interest reserves may be taken by use of deposited funds or through credit lines secured by separate and additional collateral.

As of the indicated dates, we have made allocations of our allowance for loan losses to specifically correspond to the categories of loans listed below. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial	$62	3.97%	$637	4.17%	$499	5.83%	$554	7.01%	$647	9.71%
Real estate-construction	15,051	49.30	5,625	57.10	2,911	55.12	2,066	50.35	1,698	46.00
Real estate-mortgage	2,549	45.58	1,310	37.37	1,570	37.45	1,827	40.60	1,526	41.83
Consumer installment and other	68	1.15	85	1.36	250	1.60	525	2.04	618	2.46

Total allowance	17,730	100.00%	7,657	100.00%	$5,230	100.00%	$4,972	100.00%	$4,489	100.00%

DEPOSITS

Average amounts of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits, are presented below. (1)

	Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$70,407	—%	$76,857	—%	$83,922	—%
Interest-bearing demand and savings deposits	149,448	1.15	154,108	2.77	163,912	2.64
Time deposits	389,049	4.54	400,165	5.27	332,730	4.52

Total deposits	$608,904		$631,130		$580,564

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2008 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$27,084
Over three through six months	23,818
Over six through twelve months	35,728
Over twelve months	48,086

Total	$134,716

RETURN ON EQUITY AND ASSETS

The following rate of return information for the periods indicated is presented below.

	Years Ended December 31,
	2008	2007	2006
Return on assets (1)	(2.06)%	1.19%	1.84%
Return on equity (2)	(19.33)	11.53	18.24
Dividend payout ratio (3)	N/A	45.90	35.63
Equity to assets ratio (4)	10.67	10.33	10.06

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by earnings per share.
(4)	Average equity divided by average total assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The 4th quarter model reflects an increase of 29% in net interest income and a 7% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 10% decrease in net interest income and a 17% decrease in economic value of equity for a 200 basis point decrease in rates. Our investment committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value of equity in the projected rate environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on Exhibit 13 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income (Loss) - Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows - Years Ended December 31, 2008, 2007 and 2006

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

Changes in Internal Controls

There have been no changes in our internal controls or in other factors that could affect internal controls subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

The management of Henry County Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting met those criteria and is effective.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. You may find this report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Henry County Bancshares, Inc.

Stockbridge, Georgia

We have audited Henry County Bancshares, Inc, and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Henry County Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Henry County Bancshares, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2008, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry County Bancshares, Inc. and subsidiaries’ as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

March 16, 2009

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

The following documents are filed as part of this report:

(1) Financial statements: The consolidated balance sheets of Henry County Bancshares, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2008, together with the related notes and the independent auditor’s report of Mauldin & Jenkins, LLC, independent accountants.

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

HENRY COUNTY BANCSHARES, INC.

Date: March 16, 2009	By:	/s/ David H. Gill
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 16, 2009.

/s/ Paul J. Cates, Jr.
PAUL J. CATES, JR.	Director

/s/ Phillip H. Cook
PHILLIP H. COOK	Director

/s/ H. K. Elliott, Jr.
H. K. ELLIOTT, JR.	Director

/s/ G. R. Foster, III
G. R. FOSTER, III	Director and Chairman of the Board

/s/ David H. Gill
DAVID H. GILL	President, Chief Executive Officer, Director

/s/ Edwin C. Kelley, Jr.
EDWIN C. KELLEY, JR.	Director

/s/ Mary Lynn E. Lambert
MARY LYNN E. LAMBERT	Director

/s/ Robert O. Linch
ROBERT O. LINCH	Director

/s/ William C. Strom
WILLIAM C. STROM	Director and Executive Vice President

/s/ Ronald M. Turpin
RONALD M. TURPIN	Director

/s/ James C. Waggoner
JAMES C. WAGGONER	Director

/s/ Thomas L. Redding
THOMAS L. REDDING	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Henry County Bancshares, Inc. (incorporated by reference to Exhibit 3(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789 dated July 30, 2002.)

3.2	Articles of Correction dated June 24, 1982 (incorporated by reference to Exhibit 3(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.3	Articles of Amendment dated May 27, 1997 (incorporated by reference to Exhibit 3(iii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.4	Articles of Amendment dated September 16, 1997 (incorporated by reference to Exhibit 3(iv) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.5	Bylaws of Henry County Bancshares, Inc. dated May 2, 1983 (incorporated by reference to Exhibit 3(v) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.6	Amendment to Bylaws of Henry County Bancshares, Inc. dated December 12, 1996 (incorporated by reference to Exhibit 3(vi) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.7	Articles of Amendment dated December 14, 2006 (incorporated by reference to Exhibit 3.7 of the Registrant’s Current Report filed on Form 8-K, File No. 000-49789, dated December 18, 2006).

3.8	Articles of Amendment dated March 11, 2009 (incorporated by reference to Exhibit 3.8 of the Registrant’s Current Report on Form 8-K, File No. 000-49789, dated March 12, 2008.)

10.1	Participation Agreement - Executive Salary Continuation Plan - David H. Gill (incorporated by reference to Exhibit 10(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

10.2	Participation Agreement - Executive Salary Continuation Plan - William C. Strom (incorporated by reference to Exhibit 10(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

13	Consolidated Financial Statements of Registrant as of December 31, 2008 and 2007

21	Schedule of subsidiaries of the Registrant

24	Power of Attorney relating to this Form 10-K is set forth on the signature page of this Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Registrant’s Chief Financial and Accounting Officer

32	Section 1350 Certifications