Form 10-Q
period 2009-03-31
HENRY COUNTY BANCSHARES INC
filed 2009-05-08
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2009: 14,245,690; $2.50 par value.

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Cash and due from banks	$14,645,278	$14,039,311
Interest- bearing deposits in banks	3,576,248	1,499,648
Federal funds sold	21,200,000	14,300,000
Securities available for sale, at fair value	70,408,770	60,455,998
Securities held to maturity, at cost, (fair value 2009 - $1,029,610; 2008 - $3,349,682)	1,045,198	3,360,711
Restricted equity securities, at cost	1,268,298	1,643,251
Loans held for sale	759,423	—

Loans	530,509,557	533,608,559
Less allowance for loan losses	17,996,924	17,730,410

Loans, net	512,512,633	515,878,149

Premises and equipment	9,791,574	9,776,484
Other real estate	17,238,328	18,397,754
Other assets	15,236,573	16,526,168

Total assets	$667,682,323	$655,877,474

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$67,989,481	$68,210,136
Interest-bearing	537,742,281	522,266,489

Total deposits	605,731,762	590,476,625
Other borrowings	1,693,410	2,598,266
Other liabilities	3,177,123	3,459,932

Total liabilities	610,602,295	596,534,823

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.60 shares issued	35,971,874	35,971,874
Surplus	739,560	739,560
Retained earnings	21,784,395	24,161,264
Accumulated other comprehensive income	902,803	788,557
Treasury stock, 143,060 shares	(2,318,604)	(2,318,604)

Total stockholders’ equity	57,080,028	59,342,651

Total liabilities and stockholders’ equity	$667,682,323	$655,877,474

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest income
Loans	$5,880,699	$9,778,904
Taxable securities	598,973	1,150,634
Nontaxable securities	64,813	79,445
Deposits in banks	2,197	31,159
Federal funds sold	10,224	104,802

Total interest income	6,556,906	11,144,944

Interest expense
Deposits	3,835,972	5,808,918
Other borrowings	14,213	118,079

Total interest expense	3,850,185	5,926,997

Net interest income	2,706,721	5,217,947
Provision for loan losses	1,600,000	1,110,000

Net interest income after provision for loan losses	1,106,721	4,107,947

Other operating income
Service charges on deposit accounts	308,373	337,062
Other service charges and fees	231,625	254,528
Mortgage banking income	95,101	120,605

Total other income	635,099	712,195

Other expenses
Salaries and employee benefits	1,698,432	1,865,737
Occupancy and equipment expenses	474,968	481,874
Other real estate losses	576,850	120,768
Other operating expenses	1,368,439	620,399

Total other expenses	4,118,689	3,088,778

Income (loss) before income taxes	(2,376,869)	1,731,364

Income tax expense	—	640,700

Net income (loss)	(2,376,869)	1,090,664

Other comprehensive income:
Unrealized gains on securities available for sale, net of tax	114,246	386,741

Comprehensive income (loss)	$(2,262,623)	$1,477,405

Earnings (loss) per share (weighted average shares outstanding- 14,245,690 and 14,284,744, respectively)	$(0.17)	$0.08

Cash dividends per share	$—	$0.06

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(2,376,869)	$1,090,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	159,948	176,474
Net (increase) decrease in loans held for sale	(759,423)	416,805
Provision for loan losses	1,600,000	1,110,000
Loss on sale of other real estate	420,010	—
Writedowns of other real estate owned	156,840	109,064
Writedowns of restricted equity securities	275,353	—
Decrease in interest receivable	190,982	964,790
Decrease in interest payable	(343,255)	(419,002)
Decrease in taxes receivable	1,790,000	409,125
Increase in income taxes payable	—	241,675
Net other operating activities	(689,795)	268,018

Net cash provided by operating activities	423,791	4,367,613

INVESTING ACTIVITIES
Purchases of securities available for sale	(23,026,020)	(23,037,629)
Proceeds from maturities of securities available for sale	13,246,348	31,451,075
Proceeds from maturities of securities held to maturity	2,315,513	1,048
Retirement of restricted equity securities	99,600	195,100
Net increase in federal funds sold	(6,900,000)	(5,300,000)
Net (increase) decrease in interest-bearing deposits in banks (2,076,600)		1,390,946
Net decrease in loans	132,201	5,723,814
Proceeds from sale of other real estate	2,215,891	—
Purchase of premises and equipment	(175,038)	—

Net cash provided by (used in) investing activities	(14,168,105)	10,424,354

FINANCING ACTIVITIES
Net increase (decrease) in deposits	15,255,137	(3,912,127)
Net repayments of other borrowings	(904,856)	(10,295,840)
Dividends paid	—	(854,741)
Purchase of treasury stock	—	(60,750)

Net cash provided by (used in) financing activities	14,350,281	(15,123,458)

Net increase (decrease) in cash and due from banks	605,967	(331,491)

Cash and due from banks, beginning of period	14,039,311	16,826,236

Cash and due from banks, end of period	$14,645,278	$16,494,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) for:
Interest	$4,193,440	$6,345,999

Income taxes	$(1,790,000)	$10,500

Noncash transactions
Other real estate acquired in settlement of loans	$1,633,315	$807,625

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

The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a). This proposal amends FASB Statement 107, “Disclosures about Fair Values of Financial instruments,” to require disclosure about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt SFAS 107-b and APB 28-a and provide additional disclosure requirements for the second quarter of 2009.

In March 2009, the FASB issued Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.” SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of SFAS 157-e during the second quarter of 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.

In March 2009, the FASB issued Proposed Staff Position SFAS 115-a, SFAS 124-a, and EIFT 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.” This proposal provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This Proposed Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Proposed Staff Position during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.

OTHER RECENT DEVELOPMENTS

Federal Deposit Insurance Corporation Insurance Assessments

On February 27, 2009, the Federal Deposit Insurance Corporation (“FDIC”) adopted final rules modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive amounts of secured liabilities, including Federal Home Loan Bank advances, and lowering premiums for smaller institutions with very high capital levels. In addition, due to extraordinary circumstances, the FDIC amended the Restoration Plan established October 7, 2008, extending to seven years the time within which the reserve ratio must be returned to 1.15% and adopted an interim rule with request for comments imposing an emergency 20 basis points special assessment on June 30, 2009, which will be collected on September 30, 2009, and possible additional special assessments of up to 10 basis points thereafter to prevent the reserve ratio from falling to a level that would adversely affect public confidence or to a level close to zero or negative. The impact of the final rule and the proposed special assessment could have a significant impact on the Company’s results of operations during 2009 as these additional assessments will be expensed as assessed.

NOTE 2.	SUPPLEMENTAL SEGMENT INFORMATION

The Company has two reportable segments: commercial banking and mortgage loan origination. The commercial banking segment provides traditional banking services offered through the Bank. The mortgage loan origination segment provides mortgage loan origination services offered through First Metro.

The accounting policies of the segments are the same as those described in the footnotes to the December 31, 2008 consolidated financial statements as filed in our annual report on Form 10-K. The Company evaluates performance based on profit and loss from operations before income taxes not including nonrecurring gains and losses.

The Company accounts for intersegment revenues and expenses as if the revenue/expense transactions were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment has different types and levels of credit and interest rate risk.

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2009	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$6,560,769	$906	$—	$(4,769)	$6,556,906
Interest expense	3,851,091	3,863	—	(4,769)	3,850,185
Net interest income (expense)	2,709,678	(2,957)	—	—	2,706,721
Intersegment net interest income (expense)	2,957	(2,957)	—	—	—
Other revenue from external sources	536,548	95,101	3,450	—	635,099
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	158,387	—	1,561	—	159,948
Provision for loan losses	1,600,000	—	—	—	1,600,000
Segment profit (loss)	(2,330,065)	(33,255)	(13,549)	—	(2,376,869)
Segment assets	668,014,673	1,371,750	230,529	(1,934,629)	667,682,323
Expenditures for premises and equipment	175,038	—	—	—	175,038

	INDUSTRY SEGMENTS
For the Three Months Ended March 31, 2008	Commercial Banking	Mortgage	All Other	Eliminations	Total
Interest income	$11,158,372	$2,952	$—	$(16,380)	$11,144,944
Interest expense	5,929,949	13,428	—	(16,380)	5,926,997
Net interest income (expense)	5,228,423	(10,476)	—	—	5,217,947
Intersegment net interest income (expense)	10,476	(10,476)	—	—	—
Other revenue from external sources	588,440	120,605	3,150	—	712,195
Intersegment other revenues	6,210	(6,210)	—	—	—
Depreciation	174,784	129	1,561	—	176,474
Provision for loan losses	1,110,000	—	—	—	1,110,000
Segment profit (loss)	1,796,045	(56,838)	(7,843)	—	1,731,364
Segment assets	705,972,888	1,278,068	296,076	(2,164,786)	705,382,246
Expenditures for premises and equipment	—	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Henry County Bancshares, Inc. to be materially different from future results, performance or achievements expressed or implied by such forward looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2008 as filed in our annual report on Form 10-K.

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

Determination of the Bank’s allowance for loan losses as well as allowance for other real estate owned have been identified as critical accounting policies. Please see the portion of the discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses. The allowance for other real estate owned is determined primarily using external appraisals and adjusting such appraised values for estimated disposal costs and other factors that management believes will impact appraised values.

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

At March 31, 2009, our capital ratios were in excess of the regulatory minimum capital requirements to be classified as well-capitalized. The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.45%	8.42%	5.00%
Risk-based capital ratios:
Tier 1 capital	10.03	10.00	6.00
Total capital	11.30	11.26	10.00

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

March 31, 2009
Commitments to extend credit	$58,975,000
Letters of credit	4,875,000

$63,850,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Cash and due from banks	$14,645	$14,039
Interest-bearing deposits in banks	3,576	1,500
Federal funds sold	21,200	14,300
Securities	72,723	65,460
Loans, net	512,513	515,878
Loans held for sale	759	—
Premises and equipment	9,792	9,776
Other real estate	17,238	18,398
Other assets	15,236	16,526

	$667,682	$655,877

Total deposits	$605,732	$590,477
Other borrowings	1,693	2,598
Other liabilities	3,177	3,460
Stockholders’ equity	57,080	59,342

	$667,682	$655,877

Our assets increased by 1.80% in the first quarter of 2009. Net loans decreased by $3.4 million, primarily due to the transfer of $1.6 million to other real estate owned as a result of foreclosures during the first quarter of 2009. Total deposits increased $15.2 million in the first quarter of 2009, which were primarily used to fund increases in investment securities of $7.3 million and increases in federal funds sold of $6.9 million. The increase in deposit accounts were primarily a result of increases in certificates of deposit of $16.7 million, offset by decreases in interest bearing checking, savings and demand deposit accounts of $1.5 million. Our total equity has decreased by $2,262,000 year-to-date as net losses of $2,376,000 were offset with increases in unrealized gains on securities available for sale, net of tax, of $114,000.

Results of Operations For The Three Months Ended March 31, 2009 and 2008

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Interest income	$6,557	$11,145

Interest expense	3,850	5,927

Net interest income	2,707	5,218

Provision for loan losses	1,600	1,110

Other income	635	712

Other expense	4,118	3,089

Pretax income (loss)	(2,376)	1,731

Income taxes (benefit)	—	640

Net income (loss)	$(2,376)	$1,091

Our first quarter results were significantly impacted by increased provisions for loan losses and compressed net interest margins, which together contributed to a net loss of $2,376,869, or $0.17 per share.

Our net interest income has decreased by $2,511,000 in the first quarter of 2009 as compared to the same period in 2008. Our net yield on average interest-earning assets has decreased to 1.77% in the first quarter of 2009 as compared to 3.10% for the first quarter of 2008. The decrease in net yield on average interest-earning assets is primarily due to a 245 basis point drop in our yield on loans. Our net yield on average interest-earning assets was 2.41% for the entire year of 2008. Our increasing levels of nonperforming loans have also negatively affected our net interest margin. We reversed approximately $531,000 in interest income, including reversals of interest from prior periods, on loans placed on nonaccrual during the first quarter of 2009, effectively lowering our net yield on average interest-earning assets by 35 basis points. Our net cost on average interest-bearing liabilities decreased to 2.88% in the first quarter of 2009 compared to 4.23% for the first quarter of 2008. The decrease in interest expense is largely the result of a lower cost of funds during the first quarter of 2009 compared to 2008.

The provision for loan losses for the first quarter of 2009 was $1,600,000, an increase of $490,000 from the same quarter in 2008. The amounts provided are due primarily to our assessment of the inherent risk in the portfolio at March 31, 2009. The allowance for loan losses as a percentage of total net outstanding loans was 3.39% at March 31, 2009 and 3.32% at December 31, 2008. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the information on page 15 for a further discussion of our allowance for loan losses methodology.

The following table shows our nonperforming assets as of March 31, 2009, December 31, 2008, and March 31, 2008:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in Thousands)
Nonaccrual loans	$87,425	$77,804	$36,938
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	20,066	3,012
Restructured loans	0	0	0

Total nonperforming loans	$87,425	$97,870	$39,950

Other real estate	17,238	18,398	11,093

Total nonperforming assets	$104,663	$116,268	$51,043

Nonperforming assets consist of nonaccrual loans, loans restructured due to the debtors’ financial difficulties, loans past due 90 days or more as to interest or principal and still accruing, and other real estate owned, which is real estate acquired through foreclosure. Nonaccrual loans are those loans on which recognition of interest income has been discontinued. Restructured loans generally allow for an extension of the original repayment period or a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. When management believes there is sufficient doubt to the collecibility of principal or interest on any loan, or generally when loans are 90 days or more past due, the accrual of interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income according to management’s judgment as to the collectibility of principal. Loans are returned to an accrual status when those factors that indicated doubtful collectibility on a timely basis no longer exist. Other real estate owned is initially recorded at estimated fair value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at March 31, 2009 amounted to approximately $105.0 million, or 19.11% of total loans and other real estate. This compares to approximately $116.3 million or 20.33% of total loans and other real estate at December 31, 2008, and $51.0 million or 8.89% at March 31, 2008. Nonperforming loans continue to be concentrated in our residential construction and land development portfolio, comprising 94% of total nonperforming loans.

Nonaccrual loans increased by $9.6 million or 12% during the three month period ended March 31, 2009. There was significant movement within these loans during the first three months of this year, as $17.2 million went on nonaccrual status; $1.6 million went into foreclosure, $1.3 million was charged off and $1.3 million returned to accrual status as the loans became upon the payment of past due interest. In addition to these changes, we have received $3.4 million in principal reductions in these loans during the first three months of this year.

Other real estate owned decreased by $1.16 million, or 6% during the three month period ended March 31, 2009. During the first quarter of this year, we foreclosed on $1.6 million of real estate, incurred write downs and losses of $576,850 and sold $2.2 million of real estate. The total balance of $17.2 million at March 31, 2009 is distributed as follows; residential development (50%), homes and lots (39%) and commercial real estate (11%).

The level of nonperforming assets continues to remain a significant concern to the Company, which is actively working to resolve problem credits and to liquidate Bank owned real estate as appropriate purchasers can be found. The Company is represented by experienced legal counsel who is working to ensure that its interests are protected and that the Company achieves maximum collection. The senior management of the Company meets with loan officers on a weekly basis to review nonperforming loans and to ensure that the Company is following its most effective plan for reduction or restructuring of these credits. An additional committee of the Board of Directors has been formed to assist management in the evaluation and liquidation of owned real estate. With a declining housing sales market and lowering real property values, liquidation of real estate at prices favorable to the Company is difficult. The Company continues to write down property or record reserves as required by ongoing evaluations of property values.

There are no loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above and which represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources.

Information regarding certain loans and allowance for loan loss data through March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
Average amount of loans outstanding	$533,253	$568,571

Balance of allowance for loan losses at beginning of period	$17,730	$7,657

Loans charged off
Real estate	1,342	50
Commercial	—	—
Consumer installment	—	—

	1,342	50

Loans recovered
Real estate	—	—
Commercial	—	—

Consumer installment	8	1

	8	1

Net (charge-offs)/ recoveries	(1,334)	(49)

Additions to allowance charged to operating expense during period	1,600	1,110

Balance of allowance for loan losses at end of period	$17,996	$8,718

Ratio of net loans charged off during the period to average loans outstanding	.25%	.01%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation and assessment of the allowance for loan losses. This assessment includes procedures to estimate probable losses and determine the adequacy and appropriateness of the resulting allowance balance. The allowance for loan losses consists of two components: (1) a specific amount representative of identified credit exposures for each impaired loan based on an evaluation of the borrower and the underlying collateral (SFAS 114 component); and (2) a general amount based upon historical losses that have been adjusted to estimate current probable losses based on the use of eight specific risk factors representative of various economic conditions and characteristics of the loan portfolio, as well as additional general qualitative factors (SFAS 5 component).

We establish the specific amount by examining all impaired loans. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral. As of March 31, 2009, our impaired loans totaled $94.5 million of which $49.8 million have specific loss allocations of $13.0 million recorded. As of December 31, 2008, our impaired loans totaled $94.4 million of which $46.8 million had specific loss allocations of $12.5 million. Changes in nonperforming loans contributed to the increases in the loan loss provision for the three month period ended March 31, 2009. During the three month period ended March 31, 2009, changes in collateral values for impaired loans resulted in increased provisions of $1.6 million. During the three month period ended March 31, 2009, the impaired loan allowances were reduced by $1.08 million as certain impaired loans were foreclosed upon. The remaining changes in the impaired loan allowances were the result of changes in loans considered to be impaired. As previously discussed, nonperforming loans are concentrated in our residential construction and land development portfolio.

The general amount of the allowance is based upon historical losses that are adjusted to estimate current probable losses using eight specific risk factors. The risk factors consist of: (1) economic factors including such matters as changes in the general economic conditions; (2) changes in local economic conditions; (3) concentrations of credit; (4) deterioration in asset values; (5) slowing pace of housing sales; (6) deterioration in lot values; (7) higher loan to values given risk; and (8) level of loans secured by real estate. These factors are evaluated and assigned percentages to be allocated to the portfolio, exclusive of the SFAS 114 component, on a quarterly basis. The weighting of these risk factors varies from period to period and will impact the allowance for loan losses as changes in the risk factors increase or decrease from quarter to quarter. During the quarter ended March 31, 2009, changes in risk factors did not result in a significant change in the general amount of the allowance.

The Company has originated construction and land development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves. The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration of the financial standing of the borrower or the underlying project. If the Company makes a determination that there is such deterioration, or if the loan becomes non performing, the Company halts any disbursement of those funds identified for use in paying interest. In some cases, additional interest reserves may be taken by use of deposited funds or through credit lines secured by separate and additional collateral.

Noninterest income

Other operating income decreased in the first quarter of 2009 as compared to the same period in 2008 by $77,000 due primarily to decreases in service charges in deposit accounts of $29,000, decreases in other service charges and fees of $22,000 as well as decreased mortgage banking income of $26,000 as a result of a lower volume in mortgage originations.

Noninterest expense

Other expenses increased by $1,029,000 in the first quarter of 2009 as compared to the same period in 2008. Other expenses increased during the first three months of 2009 compared to 2008 primarily as a result of increased real estate write downs and other losses of $456,000, as well as the write down of an investment in restricted equity securities of $275,000. Other operating expenses also increased as a result of increased FDIC insurance premiums of $52,000, increased legal fees of $88,000 and increased expenses to carry other real estate of $316,000. The $168,000 decrease in salaries and employee benefits is primarily attributed to decreased incentive and profit sharing expense accruals of $206,000.

Income Taxes

Income tax expense was $0 and $640,700 for the three month periods ended March 31, 2009 and 2008, respectively. As of December 31, 2008, due to uncertainties as to when the Company may return to a profitable status, the Company recorded a valuation allowance for its deferred tax assets to the extent that these deferred tax assets cannot be converted to cash from recoverable income taxes in open tax years. As a result of continued uncertainties about when the Company may return to a profitable status, no income tax benefit associated with the pre-tax loss of $2.1 million has been recorded for the first quarter of 2009. The effective tax rate for the first quarter of 2008 was approximately 37%.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as economic value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rates. The first quarter model reflects an increase of 34% in net interest income and a 9% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 9% decrease in net interest income and an 18% decrease in economic value of equity for a 200 basis point decrease in rates. Our asset/liability committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value equity in the projected rate environment.

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

II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on April 21, 2009.

(b)	The following directors were elected at the meeting to serve for a one-year term.

Paul J. Cates, Jr.

Phillip H. Cook

H.K. Elliott, Jr.

G.R. Foster, III

David H. Gill

Mary Lynn Lambert

Edwin C. Kelley, Jr.

Robert O. Linch

William C. Strom, Jr.

Ronald M. Turpin

James C. Waggoner

The shares represented at the meeting (10,146,341 or 71.22%) voted as follows: 10,146,341 voted unanimously for the election of the directors.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: May 7, 2009	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)