Form 10-Q
period 2009-06-30
HENRY COUNTY BANCSHARES INC
filed 2009-08-14
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 7, 2009: 14,245,690; $2.50 par value.

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(Unaudited)

	2009	2008
Assets
Cash and due from banks	$14,652,133	$14,039,311
Interest bearing deposits in banks	56,160,313	1,499,648
Federal funds sold	—	14,300,000
Securities available for sale, at fair value	71,797,586	60,455,998
Securities held to maturity, at cost, (fair value 2009—$1,036,209; 2008—$3,349,682)	1,045,000	3,360,711
Restricted equity securities, at cost	1,265,898	1,643,251
Loans held for sale	853,036	—

Loans	496,473,079	533,608,559
Less allowance for loan losses	9,005,490	17,730,410

Loans, net	487,467,589	515,878,149

Premises and equipment	9,730,232	9,776,484
Other real estate	28,037,188	18,397,754
Other assets	8,834,192	16,526,168

Total assets	$679,843,167	$655,877,474

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$68,359,885	$68,210,136
Interest-bearing	559,121,321	522,266,489

Total deposits	627,481,206	590,476,625

Other borrowings	1,935,368	2,598,266
Other liabilities	3,852,520	3,459,932

Total liabilities	633,269,094	596,534,823

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.6 shares issued	35,971,874	35,971,874
Capital surplus	739,560	739,560
Retained earnings	11,598,387	24,161,264
Accumulated other comprehensive income	582,856	788,557
Treasury stock, 143,060 shares	(2,318,604)	(2,318,604)

Total stockholders’ equity	46,574,073	59,342,651

Total liabilities and stockholders’ equity	$679,843,167	$655,877,474

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans	$3,245,434	$7,572,206	$9,126,133	$17,351,110
Taxable securities	593,989	886,473	1,192,962	2,037,107
Nontaxable securities	68,052	86,881	132,865	166,326
Deposits in banks	11,403	2,168	13,600	33,327
Federal funds sold	—	36,899	10,224	141,701

Total interest income	3,918,878	8,584,627	10,475,784	19,729,571

Interest expense
Deposits	3,790,424	4,938,220	7,626,396	10,747,138
Other borrowings	13,676	26,265	27,889	144,344

Total interest expense	3,804,100	4,964,485	7,654,285	10,891,482

Net interest income	114,778	3,620,142	2,821,499	8,838,089
Provision for loan losses	6,175,300	1,525,750	7,775,300	2,635,750

Net interest income (loss) after provision for loan losses	(6,060,522)	2,094,392	(4,953,801)	6,202,339

Other operating income
Service charges on deposit accounts	350,935	339,116	659,308	676,178
Other service charges and fees	221,729	277,571	453,354	532,099
Mortgage banking income	158,676	121,579	253,777	242,184

Total other income	731,340	738,266	1,366,439	1,450,461

Other expenses
Salaries and employee benefits	1,675,941	1,800,029	3,374,373	3,665,766
Occupancy and equipment expenses	386,115	485,035	861,083	966,909
Other real estate writedowns and losses	1,693,746	842,606	2,270,596	951,670
Other operating expenses	1,101,024	644,508	2,469,463	1,276,611

Total other expenses	4,856,826	3,772,178	8,975,515	6,860,956

Income (loss) before income taxes	(10,186,008)	(939,520)	(12,562,877)	791,844

Income tax expense (benefit)	—	(502,360)	—	138,340

Net income (loss)	(10,186,008)	(437,160)	(12,562,877)	653,504

Other comprehensive loss:
Unrealized losses on securities available for sale, net of tax	(319,947)	(1,015,911)	(205,701)	(629,170)

Comprehensive income (loss)	$(10,505,955)	$(1,453,071)	$(12,768,578)	$24,334

Earnings (loss) per share	$(0.72)	$(0.03)	$(0.88)	$0.05

Weighted average shares outstanding	14,245,690	14,245,690	14,245,690	14,245,739

Cash dividends per share	$—	$0.06	$—	$0.12

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(12,562,877)	$653,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	273,986	347,211
Net (increase) decrease in loans held for sale	(853,036)	67,483
Provision for loan losses	7,775,300	2,635,750
Writedowns of other real estate owned	1,731,723	951,670
Net losses on sale of other real estate	538,873	—
Decrease in interest receivable	2,311,541	2,793,382
Decrease in interest payable	(31,002)	(837,190)
Net other operating activities	5,909,991	(2,348,095)

Net cash provided by operating activities	5,094,499	4,263,715

INVESTING ACTIVITIES
Purchases of securities available for sale	(35,091,946)	(34,587,704)
Proceeds from maturities of securities available for sale	23,438,691	47,760,190
Proceeds from maturities of securities held to maturity	2,315,711	2,111
Retirement of restricted equity securities	377,353	19,900
Net decrease in federal funds sold	14,300,000	9,500,000
Net (increase) decrease in interest-bearing deposits in banks	(54,660,665)	2,609,626
Net decrease in loans	4,270,492	7,255,444
Proceeds from sale of other real estate	4,454,738	290,841
Purchase of premises and equipment	(227,734)	(9,173)

Net cash (used in) provided by investing activities	(40,823,360)	32,841,235

FINANCING ACTIVITIES
Net increase (decrease) in deposits	37,004,581	(32,352,929)
Net increase in federal funds purchased	—	2,000,000
Net repayments of other borrowings	(662,898)	(6,040,686)
Dividends paid	—	(1,709,484)
Purchase of treasury stock	—	(60,750)

Net cash provided by (used in) financing activities	36,341,683	(38,163,849)

Net increase (decrease) in cash and due from banks	612,822	(1,058,899)

Cash and due from banks, beginning of period	14,039,311	16,826,236

Cash and due from banks, end of period	$14,652,133	$15,767,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (refunded) for:
Interest	$7,685,287	$11,728,672

Income taxes	$(6,121,531)	$1,339,742

Noncash transactions
Other real estate acquired in settlement of loans	$16,364,768	$7,514,542

Financed sales of other real estate owned	$—	$—

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

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

In management’s opinion, there are no recent accounting pronouncements that have had or will have a material impact on our earnings or financial position as of or for the quarter ended June 30, 2009.

NOTE 2.	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2009:
Government-sponsored agencies	$36,933,933	$178,392	$(231,211)	$36,881,114
State and municipal securities	7,665,494	121,297	(20,936)	7,765,855
Mortgage-backed securities	26,315,044	871,824	(36,251)	27,150,617

	$70,914,471	$1,171,513	$(288,398)	$71,797,586

December 31, 2008:
Government-sponsored agencies	$25,719,945	$342,801	$—	$26,062,746
State and municipal securities	6,035,312	94,578	(8,203)	6,121,687
Mortgage-backed securities	27,505,958	848,033	(82,426)	28,271,565

	$59,261,215	$1,285,412	$(90,629)	$60,455,998

Securities Held to Maturity
June 30, 2009:
State and municipal securities	$1,045,000	$9,383	$(18,174)	$1,036,209
Mortgage-backed securities	—	—	—	—

	$1,045,000	$9,383	$(18,174)	$1,036,209

December 31, 2008:
State and municipal securities	$3,360,000	$14,612	$(25,644)	$3,348,968
Mortgage-backed securities	711	3	—	714

	$3,360,711	$14,615	$(25,644)	$3,349,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	SECURITIES (Continued)

Restricted equity securities are summarized as follows:

	June 30	December 31
	2009	2008
Federal Home Loan Bank stock	$1,265,898	$1,367,900
Correspondent bank stock	—	275,351

	$1,265,898	$1,643,251

Securities with a carrying value of $20,056,000 at June 30, 2009 and $31,500,000 at December 31, 2008, were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities available for sale for the periods ended June 30, 2009 or December 31, 2008.

The amortized cost and fair value of debt securities as of June 30, 2009 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,318,509	$3,369,664	$—	$—
Due from one to five years	26,618,784	26,729,120	1,045,000	1,036,209
Due from five to ten years	14,156,770	14,022,727	—	—
Due after ten years	505,364	525,458	—	—
Mortgage-backed securities	26,315,044	27,150,617	—	—

	$70,914,471	$71,797,586	$1,045,000	$1,036,209

In 2003, the FASB Emerging Issues Task Force released Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue requires disclosure of certain information about other than temporary impairments in the market value of securities. The market value of securities is based on quoted market values and is significantly affected by the interest rate environment.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2009 and at December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
June 30, 2009
Government-sponsored agencies	$231,211	$16,343,742	$—	$—
State and municipal securities	20,936	2,334,762	18,174	581,826
Mortgage-backed securities	946	1,048,879	35,305	1,436,877

	$253,093	$19,727,383	$53,479	$2,018,703

December 31, 2008
Government-sponsored agencies	$—	$—	$—	$—
State and municipal securities	8,203	197,790	25,644	574,356
Mortgage-backed securities	36,898	2,995,680	45,528	842,900

	$45,101	$3,193,470	$71,172	$1,417,256

The unrealized losses on the Company’s investment in State and municipal securities are caused by changes in interest rates. The Company’s investments in State and municipal securities consist primarily of general obligations of municipalities located in the state of Georgia. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009 and at December 31, 2008.

The unrealized losses on the Company’s investment in federal agency mortgage-backed securities were also caused by changes in interest rates. The Company purchased those investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009 and at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and or risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation techniques the Company is required to provide the following information according to fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following categories:

Level 1 Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities traded in an active market, as well as certain U.S. Treasury and U.S. Government-sponsored enterprise debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available for Sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U. S. agency securities, mortgage-backed agency securities, obligations of state and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

The following table presents financial assets measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2009
	Assets/Liabilities Measured at Fair Value June 30, 2009	Quoted Prices In Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities	$71,797,586	$3,881,066	$67,916,520	$—

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Once a loan is identified as individually impaired, management measures the impairment in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114’). The fair value of impaired loans is estimated using one of several methods, including the present value of future cash flows discounted at the loan’s effective interest rate or a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. In accordance with SFAS 114, impaired loans where an allowance is established based on fair value of collateral require classification in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Impaired Loans (Continued)

The Company measures the fair value of collateral dependent loans based on the fair value of collateral securing these loans. These measurements are classified as Level 3 within the valuation hierarchy. All impaired loans are secured by real estate. The fair value of these real estate properties is generally determined based upon appraisals performed by a certified or licensed appraiser using inputs such as absorption rates, capitalization rates, and comparables. Management also considers other factors or recent developments which could result in adjustments to the valuation. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. For the three and six months ended June 30, 2009, a nonrecurring change in fair value of $7.3 million and $9.1 million, respectively, has been recorded on those loans considered impaired at June 30, 2009.

Other Real Estate Owned

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate owned as nonrecurring Level 2. When an appraisal is not available or management determines the fair value is further impaired below the appraised value and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3. As a result of continued deterioration in the appraised values of our other real estate owned as evidenced by current market conditions, the Company recorded loss on sales and additional write-downs of $1.7 million and $2.3 million, respectively, through a charge to earnings during the three and six months ending June 30, 2009.

The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the FAS No. 157 valuation hierarchy (as described above) as of June 30, 2009, for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2009:

		Fair Value Measurements at June 30, 2009
	Assets/Liabilities Measured at Fair Value June 30, 2009	Quoted Prices In Active Markets for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$85,530,304	$—	$—	$85,530,304
Other real estate owned	$28,037,188	$—	$—	$28,037,188

Fair Value Option

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to report selected financial assets and liabilities at fair value. The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet. While SFAS No. 159 became effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered by this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, Due From Banks, Interest-bearing Deposits in Banks and Federal Funds Sold: The carrying amount of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximates fair values.

Securities: Fair values of securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

Loans and Loans Held For Sale: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. The carrying amounts of loans held for sale approximate fair value.

Deposits: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Repurchase Agreements and Other Borrowings: The carrying amount of variable rate borrowings and securities sold under repurchase agreements approximate fair value. The fair value of fixed rate other borrowings are estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

Accrued Interest: The carrying amounts of accrued interest approximates their fair value.

Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value and are not significant. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$70,812,446	$70,812,446	$29,838,959	$29,838,959
Securities available for sale	71,797,586	71,797,586	60,455,998	60,455,998
Securities held to maturity	1,045,000	1,036,209	3,360,711	3,349,682
Restricted equity securities	1,265,898	1,265,898	1,643,251	1,643,251
Loans held for sale	853,036	853,036	—	—
Loans, net	487,467,589	490,604,135	515,878,149	520,205,733
Accrued interest receivable	852,787	852,787	3,164,328	3,164,328

Financial liabilities:
Deposits	627,481,206	633,107,864	590,476,625	599,314,687
Other borrowings	1,935,368	2,200,000	2,598,266	2,600,000
Accrued interest payable	2,670,013	2,670,013	2,701,015	2,701,015

NOTE 4.	SUBSEQUENT EVENTS

Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to August 13, 2009, the date these financial statements were available to be issued, for potential recognition or disclosure in these financial statements. Loans past due 90+ days and still accruing include a loan relationship totaling $7.8 million with which the bank negotiated a plan to cure the default and begin a structured paydown of the debt. Subsequent to the end of the second quarter, it became unlikely this transaction will be consummated. In the event the transaction does not occur, the loan relationship will become non-performing in the third quarter.

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

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

At the end of the period, the bank held approximately $50 million in excess interest bearing deposits at the Federal Reserve Bank that previously would have been held as federal funds. In addition, the bank holds approximately $55 million in unpledged securities available for liquidity needs. The bank ended the period with a liquidity ratio of 21.39%, which the bank feels is adequate to meet foreseeable cash flow needs.

The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	6.84%	6.81%	5.00%
Risk-based capital ratios:
Core capital	8.56	8.53	6.00
Total capital	9.82	9.78	10.00

The bank fell below the Minimum Regulatory Requirement for Total Risk-based capital during the second quarter. Under the terms of an informal agreement with its primary regulators, the company has an obligation to restore the bank to a minimum Leverage Capital ratio of 8.00% and a minimum Risk-based total capital of 10.00%. The company has a Capital Policy and the Capital Committee of the Board of Directors is developing a plan to return the company to the required levels. However, there is no assurance that any such plan will be successfully executed or approved by applicable regulatory authorities.

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

June 30, 2009
Commitments to extend credit	$49,386,000
Letters of credit	4,367,000

$53,753,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2009	December 31, 2008
	(Dollars in Thousands)

Cash and due from banks	$14,652	$14,039
Interest-bearing deposits in banks	56,160	1,500
Federal funds sold	—	14,300
Securities	74,109	65,460
Loans, net	487,468	515,878
Loans held for sale	853	—
Premises and equipment	9,730	9,776
Other real estate	28,037	18,398
Other assets	8,834	16,526

	$679,843	$655,877

Total deposits	$627,481	$590,477
Other borrowings	1,935	2,598
Other liabilities	3,853	3,460
Stockholders’ equity	46,574	59,342

	$679,843	$655,877

Our assets increased by 3.65% for the first six months of 2009. Net loans decreased by $28.4 million, primarily due to the transfer of approximately $14 million to other real estate owned, net of writedowns, as a result of foreclosures during the first six months of 2009 as well as the charge-off of $16.5 million in loans. Total deposits increased $37 million during the first six months of 2009. The increase was $15.2 million in the first quarter and $21.7 million in the second quarter. The second quarter increase in deposit accounts were primarily a result of an increase in brokered certificates of deposit of approximately $22.2 million, coupled with decreases in retail certificates of deposit, interest bearing checking, savings and demand deposits of $.5 million. Our total equity has decreased by $12.8 million year to date as a result of a year to date loss in the amount of $12.6 million which includes a provision for loan losses in the amount of $7.8 million and the writedown and loss on sales of bank owned real estate in the amount of $2.3 million as well as the reversal of interest income on non-performing loans in the amount of $2.8 million.

Results of Operations For The Three and Six Months Ended June 30, 2009 and 2008

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2009	2008
	(Dollars in Thousands)

Interest income	$3,919	$8,584
Interest expense	3,804	4,964

Net interest income	115	3,620
Provision for loan losses	6,175	1,526
Other income	731	738
Other expense	4,857	3,772

Pretax loss	(10,186)	(940)
Income taxes (benefit)	—	(503)

Net loss	$(10,186)	$(437)

	Six Months Ended June 30,
	2009	2008
	(Dollars in Thousands)

Interest income	$10,476	$19,729
Interest expense	7,654	10,891

Net interest income	2,822	8,838
Provision for loan losses	7,775	2,636
Other income	1,366	1,450
Other expense	8,976	6,861

Pretax income (loss)	(12,563)	791
Income taxes	—	138

Net income (loss)	$(12,563)	$653

Our second quarter results were highlighted by increased provisions for loan losses and compressed net interest margins, which together contributed to a net loss of $10.2 million, or $0.72 per share. These factors have also contributed to the net loss for the first 6 months of 2009. Net loss for the six months ending June 30, 2009 was $12. 6 million, or $0.88 per share compared to earnings of $653,504 or $0.05 per share for the same period in 2008.

Our net interest income decreased by $3.505 million and $6.016 million in the second quarter and first six months of 2009 respectively compared to the same periods in 2008. Our net yield on average interest-earning assets decreased to 0.92% in the first six months of 2009 as compared to 2.67% in the first six months of 2008. Our increasing levels of nonperforming loans have negatively affected our net interest margin. We have reversed approximately $3.3 million in interest income on loans placed on nonaccrual during the first six months of 2009, effectively lowering our net yield on average earning assets by 33 basis points. An additional impact to interest income is a result of reversal of previously recorded income required by regulatory authorities of approximately $2.3 million in interest income that had been paid by certain borrowers using fully secured lines of credit to support interest payments due on other loans. We have been informed that the current regulatory policy disallows the recording of interest income if advances on the borrower’s credit lines are used to make scheduled interest payments on other or related indebtedness. Interest income recognition is disallowed even if the credit line has independent collateral with no collateral deficiency and is serviced separately from other debt of the borrower. As a result of the regulatory requirement, in the first six months the bank reversed $2.3 million in interest income, including some prior period income that was attributed to borrowers’ use of available credit lines for interest payments. Net cost on interest-bearing liabilities decreased to 2.70% during the first six months of 2009 compared to 3.99% for the same period in 2008. The decrease in interest expense is largely the result of a lower cost of funds during the first six months of 2009.

The provision for loan losses amounted to $6,175,000 and $7,775,000 for the second quarter and first six months of 2009, respectively. The amounts provided are indicative of our assessment of the inherent risk in the loan portfolio at June 30, 2009. The allowance for loan losses as a percentage of total loans was 1.81% at June 30, 2009 as compared to 3.32% at December 31, 2008. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the information in the following sections for a further discussion of our allowance for loan losses methodology.

The following table shows our nonperforming assets for the periods ended June 30, 2009, December 31, 2008, and June 30, 2008:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in Thousands)
Nonaccrual loans	$98,461	$77,804	$50,045
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	8,873	20,066	4,682
Restructured loans	0	0	0

Total nonperforming loans	$107,334	$97,870	$54,727

Other real estate	28,037	18,398	16,666

Total nonperforming assets	$135,371	$116,268	$71,393

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

When management believes there is sufficient doubt to the collectability of principal or interest on any loan, or generally when loans are 90 days or more past due, the accrual of interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income according to management’s judgment as to the collectability of principal. Loans are returned to an accrual status when those factors that indicated doubtful collectability on a timely basis no longer exist. Other real estate owned is initially recorded at the lower of cost or estimated market value at the date of acquisition. A provision for estimated losses is recorded when a subsequent decline in value occurs.

Nonperforming assets at June 30, 2009 amounted to approximately $135.4 million, or 25.77% of total loans and other real estate. This compares to approximately $116.3 million or 20.53% of total loans and other real estate at December 31, 2008. The increase in nonperforming assets is attributable to the significant slowdown in residential real estate sales that began in the summer of 2007 and has continued through the first half of 2009. With the significant slowing of home and land sales, the prices of homes and land have declined. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating sufficient revenue, resulting in the significant increase in nonaccrual loans. In addition, due to regulatory policy with regard to the use of credit lines used for funding interest payments, the company placed an additional $29.5 million of its loan portfolio into non-accrual status at June 30, 2009

Nonaccrual loans increased by $20.65 million or 26% during the six month period ended June 30, 2009. There was significant movement within these loans during the quarter as $49.7 million went on nonaccrual status, $13.9 million went into foreclosure, and $15.2 million were charged off. The ten largest nonaccrual loan relationships comprise $58.2 million or 59% of the total and all are collateralized primarily by residential real estate. During the first six months of 2009, regulatory policy on use of credit lines for payment of interest on loans caused the bank to place approximately $29.5 million additional loans in a non-performing status. A number of these borrowers may well have other ability to service their debt and as credit lines are replaced by cash reserves or other independent means of servicing their debt the bank expects some of these loans to be returned to performing status.

Other real estate owned increased by $9.6 million, or 52% during the six month period ended June 30, 2009. During the first six months of 2009, we foreclosed on $16.4 million of real estate, net of write downs of $1.7 million, and sold $5.1 million of real estate. The total balance of $28.03 million at June 30, 2009 is distributed as follows; residential development (70%), homes and lots (21%) and commercial real estate (9%). While the bank has used what it believes are appropriate value methodologies for evaluating the risk of loss in the portfolio, the current real estate environment in the bank’s market is very illiquid, primarily with regard to land and vacant developed lots. This type of property is the underlying collateral for 91% of the bank’s non-performing assets and there is no certainty that these properties can be liquidated for the carrying cost.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in Thousands)

Average amount of loans outstanding	$513,541	$564,527

Balance of allowance for loan losses at beginning of period	$17,730	$7,657

Loans charged off
Real estate	(16,544)	(60)
Commercial	(18)	—
Consumer installment	—	(16)

	(16,562)	(76)

Loans recovered
Real estate	51	—
Commercial	—	—
Consumer installment	11	2

	62	2

Net (charge-offs)/ recoveries	(16,500)	(74)

Additions to allowance charged to operating expense during period	7,775	2,636

Balance of allowance for loan losses at end of period	$9,005	$10,219

Ratio of net loans charged off during the period to average loans outstanding	3.23%	.01%

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

We establish the specific amount by examining all impaired loans. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral. As of June 30, 2009, our impaired loans totaled $165 million of which $50.95 million have specific loss allocations of $5.1 million recorded. As of December 31, 2008, our impaired loans totaled $94.4 million of which $46.8 million had specific loss allocations of $12.5 million. The increase in impaired loans over the prior period is primarily attributable to regulatory policy with regard to credit lines used to fund interest and the bank’s inclusion of currently performing loans in the amount of $20.8 million, which the bank carries as collateral dependent impaired loans until the loans meet certain performance standards, typically for at least a six month period. None of these performing loans have allocated reserves due to a collateral deficiency. Changes in nonperforming loans contributed to the increases in the loan loss provision for the six month period ended June 30, 2009. During the six month period ended June 30, 2009, the impaired loan allowances were reduced by $7.4 million. This reduction is primarily a result of impaired loans being foreclosed upon and loans charged off. The remaining changes in the impaired loan allowances were the result of changes in loans considered to be impaired. As previously discussed, nonperforming loans are concentrated in our residential construction and land development portfolio.

The general amount of the allowance is based upon historical losses that are adjusted to estimate current probable losses using eight specific risk factors. The risk factors consist of: (1) economic factors including such matters as changes in the general economic conditions; (2) changes in local economic conditions; (3) concentrations of credit; (4) deterioration in asset values; (5) slowing pace of housing sales; (6) deterioration in lot values; (7) higher loan to values given risk; and (8) level of loans secured by real estate. These factors are evaluated and assigned percentages to be allocated to the portfolio, exclusive of the SFAS 114 component, on a quarterly basis. During the second quarter of 2009 the company changed the historical component of the reserve calculation to use only the most recent 6 quarters loss experience in calculating probable future losses. The company also added a qualitative factor to adjust the pools against which the historical component was applied. This qualitative factor considers loans that were specifically evaluated for risk of loss due to the adequacy of their collateral protection. The historical loss component had previously been based on the most recent 5 year loss history. The weighting of these risk factors varies from period to period and will impact the allowance for loan losses as changes in the risk factors increase or decrease from quarter to quarter. During the quarter ended June 30, 2009, changes in risk factors did not result in a significant change in the general amount of the allowance.

The Company has originated construction and land development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves. The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration of the financial standing of the borrower or the underlying project. If the Company makes a determination that there is such deterioration, or if the loan becomes non performing, the Company halts any disbursement of those funds identified for use in paying interest. In some cases, additional interest reserves may be taken by use of deposited funds.

Noninterest income

Other income was $731,340 and $1,366,439 for the second quarter and first six months of 2009, respectively, as compared to $738,266 and $1,450,461 for the same periods in 2008. The first quarter decreased by $77,096 from the prior period while the second quarter decreased by only $6,926. The change in this trend is primarily attributable to the introduction of a courtesy overdraft privilege program in the second quarter which has increased insufficient funds charges.

Noninterest expense

Other expenses have increased by $2.1 million in the first six months of 2009 as compared to the first six months of 2008. Other expenses have increased as a result of increases in other real estate writedowns of $1.3 million; increased cost to hold owned real estate and increased FDIC insurance costs of $1 million. Other components of the change in other expenses was a decrease in salaries and other benefits of $290 thousand, primarily due to reductions in incentive and profit sharing accruals, and reduced occupancy expense of $100 thousand

Income Taxes

The company has operated at a loss during 2009 with no income tax benefits being recorded due to uncertainty as to the realizability of such benefits.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer also acting as the Principal Financial and Accounting Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: August 14, 2009	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: August 14, 2009	BY:	/s/ David H. Gill
David H. Gill, Acting CFO
(Principal Financial and Accounting Officer)