Form 10-Q
period 2009-09-30
HENRY COUNTY BANCSHARES INC
filed 2009-11-13
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 30, 2009: 14,245,690; $2.50 par value.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(Unaudited)

(in thousands, except share and per share amounts)	2009	2008
Assets
Cash and due from banks	$11,031	$14,039
Interest bearing deposits in banks	43,377	1,500
Federal funds sold	—	14,300
Securities available for sale, at fair value	72,062	60,456
Securities held to maturity, at cost, (fair value 2009 $702; 2008 $3,350)	695	3,361
Restricted equity securities, at cost	1,266	1,643
Loans held for sale	237	—

Loans	482,784	533,608
Less allowance for loan losses	14,571	17,730

Loans, net	468,213	515,878

Premises and equipment	9,621	9,776
Foreclosed properties	35,903	18,398
Other assets	10,033	16,526

Total assets	$652,438	$655,877

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$67,794	$68,210
Interest-bearing	540,537	522,266

Total deposits	608,331	590,476

Other borrowings	1,412	2,598
Other liabilities	2,916	3,460

Total liabilities	612,659	596,534

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.6 shares issued	35,972	35,972
Capital surplus	740	740
Retained earnings	4,391	24,161
Accumulated other comprehensive income	995	789
Treasury stock, 143,060 shares	(2,319)	(2,319)

Total stockholders’ equity	39,779	59,343

Total liabilities and stockholders’ equity	$652,438	$655,877

See accompanying notes to consolidated financial statements

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2009	2008	2009	2008
Interest income
Loans	$5,084	$7,785	$14,278	$25,377
Taxable securities	603	826	1,796	2,863
Nontaxable securities	74	98	207	264
Deposits in banks	25	1	39	34
Federal funds sold	10	24	20	166

Total interest income	5,796	8,734	16,340	28,704

Interest expense
Deposits	3,728	4,497	11,354	15,245
Other borrowings	13	60	41	204

Total interest expense	3,741	4,557	11,395	15,449

Net interest income	2,055	4,177	4,945	13,255
Provision for loan losses	378	5,650	14,319	8,286

Net interest income (loss) after provision for loan losses	1,677	(1,473)	(9,374)	4,969

Other operating income
Service charges on deposit accounts	457	345	1,116	1,021
Other service charges and fees	255	257	656	778
Mortgage banking income	120	72	374	314

Total other income	832	674	2,146	2,113

Other expenses
Salaries and employee benefits	1,670	1,808	5,112	5,714
Occupancy and equipment expenses	447	495	1,308	1,462
Foreclosed properties, net	619	958	2,890	1,976
FDIC and regulatory	456	138	1,168	389
Other operating expenses	360	233	2,064	1,180

Total other expenses	3,552	3,632	12,542	10,721

Loss before income taxes	(1,043)	(4,431)	(19,770)	(3,639)

Income tax expense (benefit)	—	(1,820)	—	(1,682)

Net loss	$(1,043)	$(2,611)	$(19,770)	$(1,957)

Loss per share	$(0.07)	$(0.18)	$(1.39)	$(0.14)

Weighted average shares outstanding	14,245,690	14,245,690	14,245,690	14,245,723

Cash dividends per share	$—	$0.03	$—	$0.15

See accompanying notes to consolidated financial statements

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(1,043)	$(2,611)	$(19,770)	$(1,957)

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) on investment securities available for sale arising during period	624	370	312	(583)

Associated tax benefit (expense)	(212)	(126)	(106)	198

Total other comprehensive income (loss), net of tax	412	244	206	(385)

Total comprehensive loss	$(631)	$(2,367)	$(19,564)	$(2,342)

See accompanying notes to consolidated financial statements

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Operating Activities
Net Loss	$(19,770)	$(1,957)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	397	515
Net (increase) decrease in loans held for sale	(237)	856
Provision for loan losses	14,319	8,286
Writedowns of other real estate owned	1,558	1,600
Writedowns of restricted equity securities	275	—
Net losses on sale of other real estate	642	245
Decrease in interest receivable	575	2,286
Decrease in interest payable	(693)	(948)
Net other operating activities	5,961	(3,157)

Net cash provided by operating activities	3,027	7,726

Investing Activities
Purchases of securities available for sale	(46,433)	(42,404)
Proceeds from maturities of securities available for sale	35,139	53,400
Proceeds from maturities of securities held to maturity	2,666	403
Retirement of restricted equity securities	102	20
Net decrease (increase) in federal funds sold	14,300	(2,800)
Net (increase) decrease in interest-bearing deposits in banks	(41,877)	2,173
Net decrease in loans	8,224	13,081
Additions to foreclosed properties	(100)	—
Proceeds from sale of other real estate	5,517	1,266
Purchase of premises and equipment	(242)	(65)

Net cash (used in) provided by investing activities	(22,704)	25,074

Financing Activities
Net increase (decrease) in deposits	17,855	(25,422)
Net repayments of other borrowings	(1,186)	(5,899)
Dividends paid	—	(2,137)
Purchase of treasury stock	—	(61)

Net cash provided by (used in) financing activities	16,669	(33,519)

Net decrease in cash and due from banks	(3,008)	(719)

Cash and due from banks, beginning of period	14,039	16,826

Cash and due from banks, end of period	$11,031	$16,107

See accompanying notes to consolidated financial statements

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash paid (received) for:
Interest	$12,088	$16,397

Income taxes	$(6,122)	$1,340

Noncash transactions
Other real estate acquired in settlement of loans	$25,370	$8,342

Financed sales of other real estate owned	$248	$815

See accompanying notes to consolidated financial statements

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

1)	BASIS OF PRESENTATION

The consolidated financial information for Henry County Bancshares, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain amounts at September 2009 and 2008 and for the nine months ended thereon and December 2008 have been reclassified to conform to the September 2009 presentation.

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

2)	RESTATEMENT

On November 12, 2009, management and the Audit Committee of the Board of Directors of the Company, after consultation with its independent accountants, determined that the Company had incorrectly recorded its provision for loan losses for the three and six month periods ended June 30, 2009. During the second quarter of 2009, management changed the period considered in determining its historical loss experience used for estimating the general portion of the Company’s allowance for loan losses from the most recent five years to the most recent six quarters. In making the change the Company incorrectly applied a quarterly average loss rate rather than an annual loss rate when calculating the general portion of its allowance for loan losses at June 30, 2009. The result of this error was that the provision for loan losses and the net loss of the Company for the three and six month periods ended June 30, 2009 were understated by $6.2 million along with the allowance for loan losses which was also understated by $6.2 million at June 30, 2009.

The following presents the amounts originally reported in the Company’s June 30, 2009 Quarterly Report on Form 10Q that are affected by the restatement.

Notes to Consolidated Financial Statements, continued

(Unaudited)

2)	RESTATEMENT, continued

	Impact to Consolidated Balance Sheet
	(unaudited)
	As Previously Reported	As Restated
	(in thousands)
Loans	$496,473	$496,473
Less allowance for loan losses	9,006	15,171

Loans, net	487,467	481,302
Total assets	679,843	673,678
Total stockholders’ equity	46,574	40,409
Total liabilities and stockholders’ equity	679,843	673,678

	Impact to Consolidated Statements of Operations
	(unaudited)
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Provision for loan losses	$6,175	$12,340	$7,775	$13,940
Net interest income (loss) after provision for loan losses	(6,061)	(12,226)	(4,954)	(11,119)
Loss before income taxes	(10,186)	(16,351)	(12,563)	(18,728)
Net loss	(10,186)	(16,351)	(12,563)	(18,728)
Loss per share	$(0.72)	$(1.15)	$(0.88)	$(1.31)

Notes to Consolidated Financial Statements, continued

(Unaudited)

3)	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued three related accounting pronouncements to provide further application guidance and enhanced disclosures of fair value measurements and impairments of securities. These pronouncements provide guidance for making fair value measurements more consistent with existing accounting principles when the volume and level of activity for the asset or liability have significantly decreased. The pronouncements also enhance consistency in reporting by increasing the frequency of fair value disclosures and modifies existing general accounting standards for and disclosure of other-than-temporary (“OTTI”) losses for impaired debt securities.

The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive. Prior to these pronouncements, fair value disclosures for instruments covered by the pronouncements were required for annual statements only. These disclosures are now required in interim financial statements. The general standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis; or (3) does not expect to recover the entire amortized cost basis of the security. When an entity intends to sell or more likely than not will be required to sell a security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.

Notes to Consolidated Financial Statements, continued

(Unaudited)

3)	ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS, continued

All three pronouncements were effective for interim and annual reports ending after June 15, 2009. Early adoption was permitted for interim and annual periods ending after March 15, 2009, but concurrent adoption of all three was required. The Company adopted the provisions of these pronouncements for the quarter ending June 30, 2009. The adoption of these provisions did not have an impact on the consolidated financial statements.

In May 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events. The pronouncement defines “recognized subsequent events” as those that give evidence of conditions that existed at the balance-sheet date and “non-recognized subsequent events” as those that provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements. Entities must recognize in the financial statements the effect of recognized subsequent events, but cannot recognize the effects in the financial statements of non-recognized subsequent events. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual periods ending after June 30, 2009. The Company adopted this pronouncement for the quarter ended June 30, 2009, and adoption did not have an impact on the consolidated financial statements.

In June 2009, the FASB issued an accounting pronouncement establishing the FASB “Accounting Standards CodificationTM” (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 30, 2009. On the effective date, this pronouncement superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The Company adopted this new accounting pronouncement effective September 30, 2009. There was no impact on the consolidated financial statements from the adoption of this pronouncement.

Notes to Consolidated Financial Statements, continued

(Unaudited)

4)	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Available for Sale
September 30, 2009:
U.S. Government sponsored agencies	$29,849	$246	$(52)	$30,042
State and municipal securities	8,045	147	—	8,192
Mortgage-backed securities	32,661	1,193	(27)	33,828

	$70,555	$1,586	$(79)	$72,062

December 31, 2008:
U.S. Government sponsored agencies	$25,720	$343	$—	$26,063
State and municipal securities	6,035	94	(8)	6,121
Mortgage-backed securities	27,506	848	(82)	28,272

	$59,261	$1,285	$(90)	$60,456

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Securities Held to Maturity
September 30, 2009:
State and municipal securities	$695	$11	$(4)	$702
Mortgage-backed securities	—	—	—	—

	$695	$11	$(4)	$702

December 31, 2008:
State and municipal securities	$3,360	$15	$(26)	$3,349
Mortgage-backed securities	1	—	—	1

	$3,361	$15	$(26)	$3,350

Notes to Consolidated Financial Statements, continued

(Unaudited)

4)	SECURITIES, continued

Restricted equity securities are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Federal Home Loan Bank stock	$1,266	$1,368
Correspondent Bank Stock	—	275

	$1,266	$1,643

Securities with a carrying value of $22,055,000 at September 30, 2009 and $31,500,000 at December 31, 2008 were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities available for sale for the nine months ended September 30, 2009 or for the year ended December 31, 2008.

The amortized cost and fair value of debt securities as of September 30, 2009 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$4,460	$4,515	$—	$—
Due after one year through five years	20,814	21,009	695	702
Due after five years through ten years	12,320	12,389	—	—
After ten years	300	321	—	—
Mortgage-backed securities	32,661	33,828	—	—

	$70,555	$72,062	$695	$702

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

Notes to Consolidated Financial Statements, continued

(Unaudited)

4)	SECURITIES, continued

Information pertaining to securities with gross unrealized losses at September 30, 2009 and December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
September 30, 2009
U.S. Government sponsored agencies	$4,445	$52	$—	$—
State and municipal securities	—	—	246	4
Mortgage-backed securities	2,059	2	1,292	25

Total temporarily impaired securities	$6,504	$54	$1,538	$29

December 31, 2008
U.S. Government sponsored agencies	$—	$—	$—	$—
State and municipal securities	198	8	574	26
Mortgage-backed securities	2,996	37	843	45

Total temporarily impaired securities	$3,194	$45	$1,417	$71

The unrealized losses on the Company’s investment in state and municipal securities are caused by changes in interest rates. The Company’s investments in state and municipal securities consist primarily of general obligations of municipalities located in the state of Georgia. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009 and December 31, 2008.

The unrealized losses on the Company’s investment in both direct obligations of federal agencies and mortgage-backed securities guaranteed by federal agencies were also caused by changes in interest rates. The Company purchased most of these investments at a discount relative to their face amount, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2009 and December 31, 2008.

Notes to Consolidated Financial Statements, continued

(Unaudited)

5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

Measurement of fair value under United States generally accepted accounting principles (“US GAAP”) establishes a hierarchy that prioritizes observable and unobservable inputs used to measure fair value, as of the measurement date, into three broad levels, which are described below.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

Securities available for sale

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

Notes to Consolidated Financial Statements, continued

(Unaudited)

5)	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

Impaired Loans

Impaired loans are subject to nonrecurring fair value adjustment. Impaired loans are reported at fair value when the carrying amount exceeds fair value. Fair value of impaired loans is determined based on the present value of estimated future cash flows using the loan’s existing rate or the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the carrying amount. The amount recognized as an impairment charge related to impaired loans that are measured at fair value on a nonrecurring basis was $4.2 million for the nine months ended September 30, 2009. Impaired loans are classified within Level 3 of the hierarchy.

Foreclosed Properties

Foreclosed properties are held for sale and are initially recorded at fair value, and subsequently carried at the lower of cost or fair value less selling costs. Any write-downs to fair value at the time of transfer to foreclosed properties are charged to the allowance for loan losses subsequent to foreclosure. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. The amount charged to earnings to adjust foreclosed properties to fair value amounted to $1.6 million for the nine months ended September 30, 2009, and $1.6 million for the nine months ended September 30, 2008, respectively. Foreclosed properties are classified within Level 3 of the hierarchy.

The following table presents the fair value hierarchy of the Company’s financial assets and financial liabilities measured at fair value as of September 30, 2009.

	Fair Value Measurements As of September 30, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets Measured on a Recurring Basis:
Securities available for sale	$72,062	$2,528	$69,534	$—

Total assets at fair value	$72,062	$2,528	$69,534	$—

Assets Measured on a Nonrecurring Basis:
Impaired loans carried at fair value	$80,603	$—	$—	$80,603
Foreclosed assets	35,903	—	—	35,903

Total assets at fair value	$116,506	$—	$—	$116,506

Notes to Consolidated Financial Statements, continued

(Unaudited)

5)	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Current US GAAP excludes certain financial instruments and all nonfinancial instruments from its fair value disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The carrying amount and estimated fair value of the Company’s financial instruments, including those that are not measured at fair value on a recurring basis or non-recurring basis, were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$54,408	$54,408	$29,839	$29,839
Securities available for sale	72,062	72,062	60,456	60,456
Securities held to maturity	695	702	3,361	3,350
Restricted equity securities	1,266	1,266	1,643	1,643
Loans held for sale	237	237	—	—
Loans, net	468,213	472,378	515,878	520,205
Accrued interest receivable	2,589	2,589	3,164	3,164

Financial liabilities:
Deposits	$608,331	$617,653	$590,476	$599,315
Other borrowings	1,412	1,456	2,598	2,600
Accrued interest payable	2,008	2,008	2,701	2,701

Notes to Consolidated Financial Statements, continued

(Unaudited)

5)	FAIR VALUE OF FINANCIAL INSTRUMENTS, continued

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximates fair values.

Securities: Fair values of securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

Loans and Loans Held For Sale: For variable-rate loans that re-price frequently and with no significant change in credit risk, fair value is based on carrying amounts. The fair value of other loans (for example, fixed-rate commercial real estate loans, mortgage loans, and industrial loans) is estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair value for impaired loans is estimated using discounted cash flow analysis, or underlying collateral values, where applicable.

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

Accrued Interest: The carrying amounts of accrued interest approximate its fair value.

Loan commitments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value and are not significant. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

Notes to Consolidated Financial Statements, continued

(Unaudited)

6)	SUBSEQUENT EVENTS

Management has evaluated all significant events and transactions that occurred after September 30, 2009, but prior to November 12, 2009 the date these financial statements were available to be issued, for potential recognition or disclosure in these financial statements.

On November 6, 2009, President Obama signed into law House Bill 3548. One provision of the bill extends the net operating loss carryback period from the current two years to five years. As a result of this bill, the Company believes it will be able to utilize net operating losses to recoup income taxes paid in previous years in addition to amounts that have been previously recorded. The amount of additional net operating loss carrybacks has not yet been determined, but the Company believes the utilization of such net operating losses will result in certain tax benefits being recorded in the fourth quarter of 2009, which will reduce the Company’s net loss.

There were no other significant events that have not been disclosed that would materially impact the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Henry County Bancshares, Inc. and its subsidiary, The First State Bank (the “Bank”), during the periods included in the accompanying consolidated financial statements.

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

Liquidity and Capital Resources

We manage our liquidity to ensure adequate cash flow for deposit withdrawals, credit commitments and repayments of borrowed funds. Liquidity needs are met through loan repayments, cash flows received from pay downs on mortgage backed securities, net interest and fee income as well as continuously provided through the acquisition of new deposits, the renewal of maturing deposits and external borrowings. Our liquidity ratio at October 2, 2009 was 25.43%, which is indicative of the liquidity ratio we have maintained on a recurring basis. Management regularly monitors deposit flow and evaluates alternate pricing structures to retain and grow deposits as needed. Traditional local deposit funding sources are supplemented by the use of FHLB borrowings as well as brokered deposits. At September 30, 2009, our FHLB borrowings and brokered deposits represented approximately 11.5% of our total funding (total deposits plus borrowed funds).

The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement

Leverage Capital Ratios	5.79%	5.77%	5.00%
Risk Based Capital Ratios:
Core Capital	7.42%	7.39%	6.00%
Total Capital	8.69%	8.66%	10.00%

The Bank is below the Minimum Regulatory Requirement for Total Risk-based capital to be considered well capitalized and is now considered adequately capitalized for regulatory purposes. Under the terms of the informal enforcement agreement with its primary regulators, the Company has an obligation to restore the bank to a minimum Leverage Capital ratio of 8.00% and a minimum Risk-based total capital of 10.00%. The Company has adopted a Capital Policy and the Board has appointed a Capital Committee which is developing a plan to return the Company to the required levels.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Standby letters of credit	$2,765	$6,259
Commitments to extend credit	44,306	68,194

	$47,071	$74,453

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

Financial Condition

Following is a summary of our balance sheets at the dates indicated:

	September 30, 2009	December 31, 2008
	(amounts in thousands)
Cash and due from banks	$11,031	$14,039
Interest-bearing deposits	43,377	1,500
Federal funds sold	—	14,300
Securities available for sale	72,062	60,456
Securities held to maturity	695	3,361
Restricted equity securities	1,266	1,643
Loans, net	468,213	515,878
Loans held for sale	237	—
Premises and equipment	9,621	9,776
Foreclosed properties	35,903	18,398
Other assets	10,033	16,526

	$652,438	$655,877

Total deposits	608,331	590,476
Other borrowings	1,412	2,598
Other liabilities	2,916	3,460
Stockholders’ equity	39,779	59,343

	$652,438	$655,877

Our assets were static during the first nine months of 2009, decreasing by .52%. Net loans decreased by $47.7 million, primarily due to the transfer of approximately $25.4 million to other real estate owned as a result of foreclosures during the first nine months of 2009 as well as the charge-off of $17.6 million in loans. The remaining decrease in net outstanding loans are a result of normal pay down activity as we have experienced a continued slowing of new loan production during the first nine months of 2009. Total deposits increased $17.9 million during the first nine months of 2009. Of that increase, $24.2 million was the result of a net increase in brokered deposits. The total amount of brokered deposits we had at September 30, 2009 amounted to $68.9 million or 11% of total deposits. With diminished loan demand, we have sufficient liquidity to fund our balance sheet without relying on funding other than customer deposits. We do not plan on increasing our brokered certificates in the near future and have sufficient liquidity to pay off the brokered certificates as they mature. We continue to pay down our advances from the Federal Home Loan Bank, which totaled $1.3 million at September 30, 2009, and we plan on repaying these advances in full when they mature in April 2010. Of the $6.3 million decline in customer deposits during the first nine months, $5.9 million was concentrated in interest bearing accounts, primarily customer certificates of deposit and money market accounts. We continue to lower our deposit rates to reflect slowing demand on the asset side of the balance sheet, resulting in some customers moving funds to higher yielding investments.

Our total equity has decreased by $19.6 million for the nine months ended September 30, 2009 primarily due to an operating loss of $19.8 million offset by a $200,000 increase in unrealized gains in the investment portfolio. The operating loss includes a provision to the allowance for loan losses in the amount of $14.3 million; $2.9 million in net losses relating to foreclosed properties, of which $1.5 million was attributable to adjusting the carrying values to fair market value; and $2.3 million in the reversal of interest income on loans transferred to nonaccrual status and the reversal of interest earned in previous periods on disallowed lines of credit.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(amounts in thousands)
Interest income	$5,796	$8,734	$16,340	$28,704
Interest expense	3,741	4,557	11,395	15,449

Net interest income	2,055	4,177	4,945	13,255
Provision for loan losses	378	5,650	14,319	8,286
Other income	832	674	2,146	2,113
Other expense	3,552	3,632	12,542	10,721

Pretax loss	(1,043)	(4,431)	(19,770)	(3,639)
Income taxes (benefit)	—	(1,820)	—	(1,682)

Net loss	$(1,043)	$(2,611)	$(19,770)	$(1,957)

Our third quarter and year to date results continue to be defined by higher costs and lower margins resulting from our increasing levels of nonperforming assets. The net loss for the third quarter totaled $1.0 million or $(.07) per share, compared to a net loss of $2.6 million or $(.18) per share for the third quarter 2008. Our net loss for the nine months ended September 30, 2009 amounted to $19.8 million or $(1.39) per share compared to $2.0 million or $(.14) per share for the same period in 2008.

Our net interest income decreased by $2.1 million in the third quarter of 2009 compared to the same period in 2008. Our net interest margin on average interest-earning assets decreased to 1.30% in the first nine months of 2009 as compared to 2.64% in the first nine months of 2008. Our increasing levels of nonperforming loans have negatively affected our net interest margin. We have reversed approximately $1.4 million in interest income on loans placed on nonaccrual during the first nine months of 2009, effectively lowering our net interest margin on average earning assets by 32 basis points. In addition, we reversed interest earned in prior periods on disallowed lines of credit used to support interest payments in the amount of $938,000, lowering our loan yield by an additional 31 basis points. Adjusted for these two interest reversals, our net interest margin was 2.24% for the first nine months of 2009. Net cost on interest-bearing liabilities decreased to 2.79% during the first nine months of 2009 compared to 3.80% for the same period in 2008. The decrease in interest expense is largely the result of lower funding costs during the first nine months of 2009.

The provision for loan losses amounted to $378,000 and $14.3 million for the third quarter and first nine months of 2009, respectively. The amounts provided are indicative of our assessment of the inherent risk in the loan portfolio at September 30, 2009. The allowance for loan losses as a percentage of total loans was 3.02% at September 30, 2009 as compared to 3.32% at December 31, 2008. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the information beginning on page 30 for a further discussion of our allowance for loan losses methodology.

Our subsidiary bank is located in what has historically been one of the fastest growing areas of the United States, south Metro Atlanta. A large number of our loans were to developers and contractors to purchase land, develop subdivisions and build houses to meet the growing population. The slowing economy has impacted many of our customers causing stress in our portfolio. The following table shows the composition of our loan portfolio as of September 30, 2009 by type of loan and the amount of nonperforming loans in each category.

	Total Loans	% of Total loans Outstanding	Total Non- performing Loans	% of Total Non- performing Loans
	(dollars in thousands)
Loan type
Residential construction and development	$212,912	44.1%	$78,251	83.2%
1-4 family residential loans - home equity	8,480	1.8%	122	0.1%
1-4 family residential loans - first liens	51,299	10.6%	8,746	9.3%
1-4 family residential loans - junior liens	875	0.2%	1	0.0%
Commercial real estate	186,536	38.6%	6,699	7.2%

Total real estate loans	460,102	95.3%	93,819	99.8%

Commercial and industrial loans	15,345	3.2%	46	0.0%
Consumer loans	5,829	1.2%	160	0.2%
Loans to state and municipal governments	1,550	0.3%	—	0.0%

Total commercial and consumer loans	22,724	4.7%	206	0.2%

Unearned income	(42)	0.0%	—	0.0%

Total	$482,784	100.0%	$94,025	100.0%

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

When management believes there is sufficient doubt to the collectability of principal or interest on any loan, or generally when loans are 90 days or more past due, the accrual of interest is discontinued and the loan is designated as nonaccrual, unless the loan is well secured and in the process of collection. Interest payments received on nonaccrual loans are either applied against principal or reported as income according to management’s judgment as to the collectability of principal. Loans are returned to an accrual status when those factors that indicated doubtful collectability on a timely basis no longer exist. Foreclosed properties are recorded at their fair value at the date of acquisition with additional provisions for estimated losses when a subsequent decline in value occurs.

Nonperforming assets at September 30, 2009 amounted to approximately $130.0 million, or 25.0% of total loans and other real estate. This compares to approximately $116.3 million or 21% at December 31, 2008. The increase in nonperforming assets is attributable to the significant slowdown in residential real estate sales that began in the summer of 2007 and has continued through the first nine months of 2009. With the significant slowing of home and land sales, the prices of homes and land have declined. Therefore, many of our customers who develop and sell residential real estate cannot service their loans because they are not generating sufficient revenue, resulting in the significant increase in nonaccrual loans.

	September 30, 2009	December 31, 2008	September 30, 2008
	(amounts in thousands)
Nonaccrual loans	$91,921	$77,804	$57,236
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	2,104	20,066	6,417
Restructured loans	—	—	—

Total nonperforming loans	$94,025	$97,870	$63,653
Foreclosed properties	35,903	18,398	14,810

Total nonperforming assets	$129,928	$116,268	$78,463

Foreclosed properties increased by $17.5 million, or 95% during the nine month period ended September 30, 2009. The following chart shows the amount and percentage by category of our foreclosed properties.

	September 30, 2009
	Balance	Percentage
	(in thousands)
Residential Development	$21,278	59.26%
Houses	8,016	22.33%
Residential Lots	2,006	5.59%
Commercial Real Estate	4,603	12.82%

	$35,903	100.00%

During the first nine months of 2009 we foreclosed on $25.4 million of real estate and sold $5.8 million of real estate at a loss of $642,000. In addition, we wrote down the value of some of our properties by $1.6 million. The following shows a migration of the balance in foreclosed properties for the nine months ended September 30, 2009 in thousands.

Balance at beginning of period	$18,398
Loans transferred to foreclosed properties	25,370
Capitalized costs to properties	100
Cash sales proceeds	(5,517)
Financed sales	(248)
(Loss) on sale of properties	(642)
Write down of properties to fair value	(1,558)

Balance at end of period	$35,903

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the nonperforming asset table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30,
	2009	2008
	(amounts in thousands)
Average amount of loans outstanding	$517,230	$560,458

Allowance at beginning of the period	$17,730	$7,657

Loans charged off:
Real estate	(17,535)	(555)
Commercial	(19)	(10)
Consumer installment	(28)	(29)

	(17,582)	(594)

Recoveries
Real estate	—	1
Commercial	93	—
Consumer installment	11	2

	104	3

Net (charge-offs)/recoveries	(17,478)	(591)

Additions to allowance charged to operating expense during period	14,319	8,286

Balance at end of the period	$14,571	$15,352

Ratio of net loans charged off during the period to average loans outstanding	3.38%	0.11%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation and assessment of the allowance for loan losses. Our assessment includes procedures to estimate probable losses and determine the adequacy and appropriateness of the resulting allowance balance. The allowance for loan losses consists of two components: (1) a specific amount representative of identified credit exposures for each impaired loan based on an evaluation of the borrower and the underlying collateral; and (2) a general amount based upon historical losses that have been adjusted to estimate current probable losses based on the use of eight specific risk factors representative of various economic conditions and characteristics of the loan portfolio, as well as additional general qualitative factors.

We establish the specific amount by examining all impaired loans. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are calculated on the fair value of the collateral. As of September 30, 2009, our impaired loans totaled $87.2 million of which $47.9 million have specific loss allocations of $6.6 million recorded. As of December 31, 2008, our impaired loans totaled $94.4 million of which $46.8 million had specific loss allocations of $12.5 million. Changes in nonperforming loans plus our historical losses contributed to the increases in the loan loss provision for the nine month period ended September 30, 2009. The following chart shows our impaired loans as of September 30, 2009 compared to December 31, 2008 and September 30, 2008.

	September 30, 2009	December 31, 2008	September 30, 2008
	(amounts in thousands)
Impaired loans without a valuation reserve	$90,175	$47,637	$10,400
Impaired loans with a valuation reserve	47,922	46,767	61,800

Total impaired loans	138,097	94,404	72,200

Valuation allowance related to impaired loans	6,602	12,496	11,800
Average investment in impaired loans	108,508	68,561	60,399
Interest income recognized on impaired loans	339	875	4
Nonaccrual loans	91,921	77,804	57,236
Loans past due ninety days or more and still accruing interest	2,104	20,066	6,417

The general amount of the allowance is based upon historical losses that are adjusted to estimate current probable losses using eight specific risk factors. The risk factors consist of: (1) economic factors including such matters as changes in the general economic conditions; (2) changes in local economic conditions; (3) concentrations of credit; (4) deterioration in asset values; (5) slowing pace of housing sales; (6) deterioration in lot values; (7) higher loan to values given risk; and (8) level of loans secured by real estate. These factors are evaluated and assigned percentages to be allocated to the portfolio on a quarterly basis. During the second quarter of 2009 the company changed the historical component of the reserve calculation to use only the most recent 6 quarters loss experience in calculating probable future losses. The historical loss component had previously been based on the most recent 5 year loss history. The weighting of these risk factors varies from period to period and will impact the allowance for loan losses as changes in the risk factors increase or decrease from quarter to quarter. During the quarter ended September 30, 2009, changes in risk factors did not result in a significant change in the general amount of the allowance.

The Company has originated construction and land development loans where a component of the cost of the project was the interest required to service the debt during the construction period of the loan, sometimes known as interest reserves. The Company allows disbursements of this interest component as long as the project is progressing as originally projected and if there has been no deterioration of the financial standing of the borrower or the underlying project. If the Company makes a determination that there is such deterioration, or if the loan becomes non- performing, the Company halts any disbursement of those funds identified for use in paying interest. In some cases, additional interest reserves may be taken by use of deposited funds.

Noninterest income

Other income was $832,000 and $2,146,000 for the third quarter and first nine months of 2009, respectively, as compared to $674,000 and $2,113,000 for the same periods in 2008. In the third quarter, service charges on deposit accounts increased by $112,000 over the third quarter 2008, primarily attributable to an increase in insufficient funds charges resulting from the introduction of a courtesy overdraft privilege program during the second quarter of 2009. Mortgage banking income also increased during the third quarter of 2009 as a result of an increase in origination volume. Originations increased from $1.8 million in the third quarter of 2008 to $3.5 million for the same quarter in 2009.

Noninterest expense

For the third quarter, other expenses declined $182,000 compared to the third quarter of 2008. The slight decline resulted from a reduction in salaries and benefits of $138,000 and a reduction in net foreclosed properties expense in the amount of $339,000 over the same period in 2008. These savings were mostly offset by an increase of $318,000 in FDIC Insurance premiums and other regulatory assessments for the third quarter compared to the third quarter of 2008 and an approximate loss of $100,000 in debit card fraud losses as the result of merchant compromised card account numbers.

For the nine months ended September 30, 2009, other expenses increased by $1.7 million or 16% compared to the same period in 2008. Expense control initiatives were responsible for declines in salaries and employee benefits of $602,000 and in occupancy and equipment expenses of $154,000 for the first nine months of 2009 compared to the same period in 2008. Approximately $325,000 of the decrease in salaries and benefits resulted from the elimination of incentive and profit sharing expense in 2009. The remainder of the reduction is attributable to reduction in staffing levels through attrition with the remainder of the savings resulting from maintaining salaries and benefits at 2008 levels. These savings in controllable operational expenses for the first nine months of 2009 compared to the same period in 2008 were more than offset by the increase in net foreclosed properties expense, which increased by $914,000, plus we also incurred increased legal expenses of approximately $170,000 during the period, primarily related to non performing asset collection efforts. FDIC Insurance premiums and other regulatory assessments also increased by $779,000 during the first nine months of 2009 compared to the same period in 2008. In addition to the debit card fraud losses, during the first nine months of 2009 we also recognized a loss of $275,000 on stock we owned in a failed financial institution which provided correspondent banking services to community banks.

Income taxes

The Company has recorded no income tax benefits related to 2009 pre-tax losses since the Company currently has net operating loss carryforwards which are not assured of realization.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as economic value of equity over a twelve-month period is subjected up to a 300 basis point increase and decrease in rates. The third quarter model reflects an increase of 11% in net interest income and a 9% increase in economic value of equity for a 100 basis point increase in rates. The same model shows a 4% decrease in net interest income and an 11% decrease in economic value of equity for a 100 basis point decrease in rates. Our asset/liability committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and economic value of equity in the projected rate environment.

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

Subsequent to the date of this evaluation, we determined that the validation testing, including frequency thereof, performed on the financial models used in the preparation and analysis of our allowance for loan losses was ineffective, and this material weakness resulted in an error in the calculation of the general portion of our allowance not being detected in a timely manner.

PART II—OTHER INFORMATION

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: November 13, 2009	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: November 13, 2009	BY:	/s/ Charles W. Blair, Jr.
Charles W. Blair, Jr., EVP & CFO
(Principal Financial and Accounting Officer)