Form 10-Q/A
period 2009-06-30
HENRY COUNTY BANCSHARES INC
filed 2009-11-18
CIK 706465

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

On November 12, 2009, management and the Audit Committee of the Board of Directors of the Company, after consultation with its independent accountants, determined that the Company had incorrectly recorded its provision for loan losses for the three and six month periods ended June 30, 2009. During the second quarter of 2009, management changed the period considered in determining its historical loss experience used for estimating the general portion of the Company’s allowance for loan losses from the most recent five years to the most recent six quarters. In making the change the Company incorrectly applied a quarterly average loss rate rather than an annual loss rate when calculating the general portion of its allowance for loan losses at June 30, 2009. The result of this error was that the provision for loan losses and the net loss of the Company for the three and six month periods ended June 30, 2009 were understated by $6.2 million along with the allowance for loan losses which was also understated by $6.2 million at June 30, 2009. The $6.2 million adjustment is reflected in the financial statements of this amended filing, and included in the associated discussions. Amendment Number 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original filing.

HENRY COUNTY BANCSHARES, INC AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

FINANCIAL STATEMENTS

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(Unaudited)

	Restated 2009	2008
Assets
Cash and due from banks	$14,652,133	$14,039,311
Interest bearing deposits in banks	56,160,313	1,499,648
Federal funds sold	—	14,300,000
Securities available for sale, at fair value	71,797,586	60,455,998
Securities held to maturity, at cost, (fair value 2009—$1,036,209; 2008—$3,349,682)	1,045,000	3,360,711
Restricted equity securities, at cost	1,265,898	1,643,251
Loans held for sale	853,036	—

Loans	496,473,079	533,608,559
Less allowance for loan losses	15,170,740	17,730,410

Loans, net	481,302,339	515,878,149

Premises and equipment	9,730,232	9,776,484
Other real estate	28,037,188	18,397,754
Other assets	8,834,192	16,526,168

Total assets	$673,677,917	$655,877,474

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$68,359,885	$68,210,136
Interest-bearing	559,121,321	522,266,489

Total deposits	627,481,206	590,476,625

Other borrowings	1,935,368	2,598,266
Other liabilities	3,852,520	3,459,932

Total liabilities	633,269,094	596,534,823

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.6 shares issued	35,971,874	35,971,874
Capital surplus	739,560	739,560
Retained earnings	5,433,137	24,161,264
Accumulated other comprehensive income	582,856	788,557
Treasury stock, 143,060 shares	(2,318,604)	(2,318,604)

Total stockholders’ equity	40,408,823	59,342,651

Total liabilities and stockholders’ equity	$673,677,917	$655,877,474

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	Restated 2009	2008	Restated 2009	2008
Interest income
Loans	$3,245,434	$7,572,206	$9,126,133	$17,351,110
Taxable securities	593,989	886,473	1,192,962	2,037,107
Nontaxable securities	68,052	86,881	132,865	166,326
Deposits in banks	11,403	2,168	13,600	33,327
Federal funds sold	—	36,899	10,224	141,701

Total interest income	3,918,878	8,584,627	10,475,784	19,729,571

Interest expense
Deposits	3,790,424	4,938,220	7,626,396	10,747,138
Other borrowings	13,676	26,265	27,889	144,344

Total interest expense	3,804,100	4,964,485	7,654,285	10,891,482

Net interest income	114,778	3,620,142	2,821,499	8,838,089
Provision for loan losses	12,340,550	1,525,750	13,940,550	2,635,750

Net interest income (loss) after provision for loan losses	(12,225,772)	2,094,392	(11,119,051)	6,202,339

Other operating income
Service charges on deposit accounts	350,935	339,116	659,308	676,178
Other service charges and fees	221,729	277,571	453,354	532,099
Mortgage banking income	158,676	121,579	253,777	242,184

Total other income	731,340	738,266	1,366,439	1,450,461

Other expenses
Salaries and employee benefits	1,675,941	1,800,029	3,374,373	3,665,766
Occupancy and equipment expenses	386,115	485,035	861,083	966,909
Other real estate writedowns and losses	1,693,746	842,606	2,270,596	951,670
Other operating expenses	1,101,024	644,508	2,469,463	1,276,611

Total other expenses	4,856,826	3,772,178	8,975,515	6,860,956

Income (loss) before income taxes	(16,351,258)	(939,520)	(18,728,127)	791,844

Income tax expense (benefit)	—	(502,360)	—	138,340

Net income (loss)	(16,351,258)	(437,160)	(18,728,127)	653,504

Other comprehensive loss:
Unrealized losses on securities available for sale, net of tax	(319,947)	(1,015,911)	(205,701)	(629,170)

Comprehensive income (loss)	$(16,671,205)	$(1,453,071)	$(18,933,828)	$24,334

Earnings (loss) per share	$(1.15)	$(0.03)	$(1.31)	$0.05

Weighted average shares outstanding	14,245,690	14,245,690	14,245,690	14,245,739

Cash dividends per share	$—	$0.06	$—	$0.12

See Notes to Consolidated Financial Statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

	2009 Restated	2008
OPERATING ACTIVITIES
Net income (loss)	$(18,728,127)	$653,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	273,986	347,211
Net (increase) decrease in loans held for sale	(853,036)	67,483
Provision for loan losses	13,940,550	2,635,750
Writedowns of other real estate owned	1,731,723	951,670
Net losses on sale of other real estate	538,873	—
Decrease in interest receivable	2,311,541	2,793,382
Decrease in interest payable	(31,002)	(837,190)
Net other operating activities	5,909,991	(2,348,095)

Net cash provided by operating activities	5,094,499	4,263,715

INVESTING ACTIVITIES
Purchases of securities available for sale	(35,091,946)	(34,587,704)
Proceeds from maturities of securities available for sale	23,438,691	47,760,190
Proceeds from maturities of securities held to maturity	2,315,711	2,111
Retirement of restricted equity securities	377,353	19,900
Net decrease in federal funds sold	14,300,000	9,500,000
Net (increase) decrease in interest-bearing deposits in banks	(54,660,665)	2,609,626
Net decrease in loans	4,270,492	7,255,444
Proceeds from sale of other real estate	4,454,738	290,841
Purchase of premises and equipment	(227,734)	(9,173)

Net cash (used in) provided by investing activities	(40,823,360)	32,841,235

FINANCING ACTIVITIES
Net increase (decrease) in deposits	37,004,581	(32,352,929)
Net increase in federal funds purchased	—	2,000,000
Net repayments of other borrowings	(662,898)	(6,040,686)
Dividends paid	—	(1,709,484)
Purchase of treasury stock	—	(60,750)

Net cash provided by (used in) financing activities	36,341,683	(38,163,849)

Net increase (decrease) in cash and due from banks	612,822	(1,058,899)

Cash and due from banks, beginning of period	14,039,311	16,826,236

Cash and due from banks, end of period	$14,652,133	$15,767,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (refunded) for:
Interest	$7,685,287	$11,728,672

Income taxes	$(6,121,531)	$1,339,742

Noncash transactions
Other real estate acquired in settlement of loans	$16,364,768	$7,514,542

Financed sales of other real estate owned	$—	$—

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

	Impact to Consolidated Balance Sheet (unaudited)
(in thousands)	As Previously Reported	As Restated
Loans	$496,473	$496,473
Less allowance for loan losses	9,006	15,171

Loans, net	487,467	481,302

Total assets	679,843	673,678

Total stockholders’ equity	46,574	40,409

Total liabilities and stockholders’ equity	679,843	673,678

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	RESTATEMENT (Continued)

	Impact to Consolidated Statements of Operations (unaudited)
	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Provision for loan losses	$6,175	$12,340	$7,775	$13,940

Net interest income (loss) after provision for loan losses	(6,061)	(12,226)	(4,954)	(11,119)

Loss before income taxes	(10,186)	(16,351)	(12,563)	(18,728)

Net loss	(10,186)	(16,351)	(12,563)	(18,728)

Loss per share	$(0.72)	$(1.15)	$(0.88)	$(1.31)

NOTE 3.	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2009:
Government-sponsored agencies	$36,933,933	$178,392	$(231,211)	$36,881,114
State and municipal securities	7,665,494	121,297	(20,936)	7,765,855
Mortgage-backed securities	26,315,044	871,824	(36,251)	27,150,617

	$70,914,471	$1,171,513	$(288,398)	$71,797,586

December 31, 2008:
Government-sponsored agencies	$25,719,945	$342,801	$—	$26,062,746
State and municipal securities	6,035,312	94,578	(8,203)	6,121,687
Mortgage-backed securities	27,505,958	848,033	(82,426)	28,271,565

	$59,261,215	$1,285,412	$(90,629)	$60,455,998

Securities Held to Maturity
June 30, 2009:
State and municipal securities	$1,045,000	$9,383	$(18,174)	$1,036,209
Mortgage-backed securities	—	—	—	—

	$1,045,000	$9,383	$(18,174)	$1,036,209

December 31, 2008:
State and municipal securities	$3,360,000	$14,612	$(25,644)	$3,348,968
Mortgage-backed securities	711	3	—	714

	$3,360,711	$14,615	$(25,644)	$3,349,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

Restricted equity securities are summarized as follows:

	June 30	December 31
	2009	2008
Federal Home Loan Bank stock	$1,265,898	$1,367,900
Correspondent bank stock	—	275,351

	$1,265,898	$1,643,251

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	SECURITIES (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount Restated	Fair Value Restated	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks, interest-bearing deposits in banks and federal funds sold	$70,812,446	$70,812,446	$29,838,959	$29,838,959
Securities available for sale	71,797,586	71,797,586	60,455,998	60,455,998
Securities held to maturity	1,045,000	1,036,209	3,360,711	3,349,682
Restricted equity securities	1,265,898	1,265,898	1,643,251	1,643,251
Loans held for sale	853,036	853,036	—	—
Loans, net	481,302,339	484,438,885	515,878,149	520,205,733
Accrued interest receivable	852,787	852,787	3,164,328	3,164,328

Financial liabilities:
Deposits	627,481,206	633,107,864	590,476,625	599,314,687
Other borrowings	1,935,368	2,200,000	2,598,266	2,600,000
Accrued interest payable	2,670,013	2,670,013	2,701,015	2,701,015

NOTE 5.	SUBSEQUENT EVENTS

Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to November 12, 2009, the date these financial statements were available to be issued, for potential recognition or disclosure in these financial statements. Loans past due 90+ days and still accruing include a loan relationship totaling $7.8 million with which the bank negotiated a plan to cure the default and begin a structured paydown of the debt. Subsequent to the end of the second quarter, it became unlikely this transaction will be consummated. In the event the transaction does not occur, the loan relationship will become non-performing in the third quarter.

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

The regulatory minimum capital requirements to be classified as well-capitalized and our actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Restated Consolidated	Restated Bank	Minimum Regulatory Requirement
Leverage capital ratios	5.92%	5.89%	5.00%
Risk-based capital ratios:
Core capital	7.40	7.45	6.00
Total capital	8.67	7.82	10.00

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	Restated June 30, 2009	December 31, 2008
	(Dollars in Thousands)

Cash and due from banks	$14,652	$14,039
Interest-bearing deposits in banks	56,160	1,500
Federal funds sold	—	14,300
Securities	74,109	65,460
Loans, net	481,302	515,878
Loans held for sale	853	—
Premises and equipment	9,730	9,776
Other real estate	28,037	18,398
Other assets	8,835	16,526

	$673,678	$655,877

Total deposits	$627,481	$590,477
Other borrowings	1,935	2,598
Other liabilities	3,853	3,460
Stockholders’ equity	40,409	59,342

	$673,678	$655,877

Our assets increased by 2.71% for the first six months of 2009. Net loans decreased by $34.6 million, primarily due to the transfer of approximately $14 million to other real estate owned, net of writedowns, as a result of foreclosures during the first six months of 2009 as well as the charge-off of $16.5 million in loans. Total deposits increased $37 million during the first six months of 2009. The increase was $15.2 million in the first quarter and $21.7 million in the second quarter. The second quarter increase in deposit accounts were primarily a result of an increase in brokered certificates of deposit of approximately $22.2 million, coupled with decreases in retail certificates of deposit, interest bearing checking, savings and demand deposits of $.5 million. Our total equity has decreased by $18.9 million year to date as a result of a year to date loss in the amount of $18.7 million which includes a provision for loan losses in the amount of $13.9 million and the writedown and loss on sales of bank owned real estate in the amount of $2.3 million as well as the reversal of interest income on non-performing loans in the amount of $2.8 million.

Results of Operations For The Three and Six Months Ended June 30, 2009 and 2008

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	Restated 2009	2008
	(Dollars in Thousands)

Interest income	$3,919	$8,584
Interest expense	3,804	4,964

Net interest income	115	3,620
Provision for loan losses	12,340	1,526
Other income	731	738
Other expense	4,857	3,772

Pretax loss	(16,351)	(940)
Income taxes (benefit)	—	(503)

Net loss	$(16,351)	$(437)

	Six Months Ended June 30,
	Restated 2009	2008
	(Dollars in Thousands)

Interest income	$10,476	$19,729
Interest expense	7,654	10,891

Net interest income	2,822	8,838
Provision for loan losses	13,940	2,636
Other income	1,366	1,450
Other expense	8,976	6,861

Pretax income (loss)	(18,728)	791
Income taxes	—	138

Net income (loss)	$(18,728)	$653

Our second quarter results were highlighted by increased provisions for loan losses and compressed net interest margins, which together contributed to a net loss of $16.4 million, or $(1.15) per share. These factors have also contributed to the net loss for the first 6 months of 2009. Net loss for the six months ending June 30, 2009 was $18.7 million, or $(1.31) per share compared to earnings of $653,504 or $0.05 per share for the same period in 2008.

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

The provision for loan losses amounted to $12,340,000 and $13,940,000 for the second quarter and first six months of 2009, respectively. The amounts provided are indicative of our assessment of the inherent risk in the loan portfolio at June 30, 2009. The allowance for loan losses as a percentage of total loans was 3.06% at June 30, 2009 as compared to 3.32% at December 31, 2008. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the information in the following sections for a further discussion of our allowance for loan losses methodology.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	Restated 2009	2008
	(Dollars in Thousands)

Average amount of loans outstanding	$513,541	$564,527

Balance of allowance for loan losses at beginning of period	$17,730	$7,657

Loans charged off
Real estate	(16,544)	(60)
Commercial	(18)	—
Consumer installment	—	(16)

	(16,562)	(76)

Loans recovered
Real estate	51	—
Commercial	—	—
Consumer installment	11	2

	62	2

Net (charge-offs)/ recoveries	(16,500)	(74)

Additions to allowance charged to operating expense during period	13,940	2,636

Balance of allowance for loan losses at end of period	$15,170	$10,219

Ratio of net loans charged off during the period to average loans outstanding	3.23%	.01%

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: November 17, 2009	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: November 17, 2009	BY:	/s/ David H. Gill
David H. Gill, Acting CFO
(Principal Financial and Accounting Officer)