Form 10-K
period 2009-12-31
HENRY COUNTY BANCSHARES INC
filed 2010-03-30
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission File No. 000-49789

HENRY COUNTY BANCSHARES, INC.

(Exact name of Registrant as Specified in Its Charter)

Georgia	58-1485511
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4806 N. Henry Boulevard, Stockbridge, Georgia	30281
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 474-7293

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐

Smaller reporting company ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934).    Yes  ☐    No  ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such stock, as of June 30, 2009: $35,638,033 (The Company’s common stock is not publicly traded. Because there were no trades and active bid and ask prices for the stock, aggregate market value is based on the book value of $2.84 as of that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,245,690 shares of $2.50 par value common stock as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

Cautionary Notice Regarding Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about the Company and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Actual results of the Company could be quite different from those expressed or implied by the forward-looking statements. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “could”, “may”, “will”, “should”, “plan”, “believes”, “anticipates”, “estimates”, “pro forma”, “seeks”, “intends”, “predicts”, “expects”, “projections”, “potential”, “continue”, or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of the Company and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

•	our ability to meet the conditions outlined in the MOU and probable Consent Order including our ability to raise capital consistent with our capital plan;

•	difficult market conditions and economic trends;

•	our concentrations of residential and commercial construction and development loans;

•	continued deterioration in the metro Atlanta real estate markets;

•	our allowance for loan losses may not be sufficient to cover actual loan losses that could be incurred;

•	our ability to maintain liquidity or access other sources of funding;

•	changes in the cost and availability of funding;

•	changes in prevailing interest rates that may negatively affect our net income and the value of our assets;

•	changes in financial services laws and regulations;

•	competition from financial institutions and other financial service providers;

•	ability to retain key personnel;

•	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings;

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. Investors are encouraged to read the risks discussed under “Item 1A.—Risk Factors”.

Part I

Item 1.	BUSINESS

General

Henry County Bancshares, Inc. (“we” or “us” or the “Company”), headquartered in Stockbridge, Georgia, is a Georgia business corporation which operates as a bank holding company. The Company was incorporated on June 22, 1982 for the purpose of reorganizing The First State Bank (the “Bank”) to operate within a holding company structure. The Bank is a wholly owned subsidiary of the Company.

The Company’s principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking business, as well as a variety of deposit services provided to its customers. The Company has also conducted mortgage lending operations through the Bank’s wholly owned subsidiary, First Metro Mortgage Company (“First Metro”), which provided the Bank’s customers with a wide range of mortgage banking services and products. Until December 15, 2009 when it suspended operations, First Metro, also located in Stockbridge, provided mortgage loan origination services in the same primary market area as the Bank. The Bank intends on keeping the licensing in place for First Metro and possibly resuming mortgage operations in the future.

At December 31, 2009, we had total assets of $615 million, total loans of $435 million, total deposits of $586 million, and stockholders’ equity of $23 million.

Market Area, Products and Services

First State Bank is a full service commercial bank headquartered at 4806 North Henry Boulevard, Stockbridge, Georgia. The Bank serves its primary market area of Henry and adjacent counties through its main office and six (6) full service branches located throughout Henry County. The Bank’s customers are primarily individuals and small businesses located in the primary market area.

The Bank is primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial loans, commercial loans secured by real estate, construction and residential real estate loans, residential mortgage and home equity loans, and secured and unsecured consumer loans. Internet banking, including on-line bill pay, and Internet cash management services are available to individuals and businesses, respectively.

We have grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, and opening new branches. As of June 30, 2009, the latest information available from the Federal Deposit Insurance Corporation, the Bank held approximately 31.80% of the deposit accounts in Henry County.

Deposits

The Bank offers a full range of depository accounts and services to both individuals and businesses. As of December 31, 2009, deposits totaled $586,101,000, consisting of:

	December 31, 2009
(in thousands)	Amount	Percent*
Noninterest-bearing deposits:
Demand deposits	$59,831	10.21

Interest bearing deposits:
Demand deposits	56,574	9.65
Money market and savings deposits	67,340	11.49
Time deposits greater than $100,000	127,258	21.71
Other time deposits	211,118	36.02
Brokered time deposits	63,980	10.92

Total interest bearing deposits	526,270	89.79

Total deposits	$586,101	100.00

* Percentage of total deposits

Lending

The Bank makes both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.

The Bank focuses primarily on residential and commercial construction loans, commercial loans, home equity loans, residential real estate loans, and loans secured by savings accounts, other time accounts, cash value of life insurance, or readily marketable stocks and bonds.

As of December 31, 2009, the Bank had total loans outstanding, based on FDIC call report classifications, consisting of:

	December 31, 2009
(in thousands)	Amount	Percent*
Real estate-commercial
Owner occupied	$170,410	39.19
Non-owner occupied	14,793	3.40

Total real estate-commercial	185,203	42.59
Real estate-construction	175,492	40.35
Real estate-1-4 family	54,332	12.49

Total real estate	415,027	95.43
Commercial	14,396	3.31
Consumer	5,468	1.26

	$434,891	100.00

* Percentage of total loans

Real estate-commercial. The Bank engages in commercial real estate lending through direct originations. Loans classified as commercial real estate are either for the purpose of financing owner occupied real estate or non-owner occupied real estate. With owner occupied commercial real estate, the Bank’s primary focus is on originating loans to churches to build and expand their church properties and to business owner/operators to finance real estate out of which they operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to their credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would call into question the ability of the borrower to service the debt, are avoided. The Bank’s commercial real estate loans are made to individuals and to small and medium sized businesses to provide diversification, to generate assets that are sensitive to fluctuations in interest rates, and to develop and support deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. Loans with balances totaling $170.4 million or approximately 92% of our total commercial real estate portfolio, were classified as owner occupied at December 31, 2009. Included within the total owner occupied total were $81 million of loans to churches in the Bank’s market area.

Real estate-construction. The Bank makes residential construction and development loans, secured by real estate, to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already committed. This type of loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress, such as the current environment, this type of loan has typically had a greater degree of risk than other loan types. To mitigate that risk, the Board of Directors and management review the portfolio on a monthly basis and any pertinent changes or issues are brought to the Board’s attention at the monthly Board meeting. Loan policy provides for limits on speculative lending by borrower and by real estate project.

Real estate-1-4 family. The Bank grants loans to individuals secured by first or second mortgages on residential real estate located in our market area. The majority of these loans are for owner occupied properties. We will generally lend up to 90% of the current market value of the underlying real estate on first mortgage residential real estate loans with adjustable rates or balloon payments due within five (5) years or 80% of the value on second mortgage home equity loans. At December 31, 2009, $45 million of loans, or 82% of loans in this category were secured by first mortgages.

Commercial. To a lesser degree, the Bank makes loans to small and medium-sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type of loan may be subject to many different types of risk, which will differ depending on the particular industry in which the borrower operates. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. When warranted, individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at a Loan Committee or at the Board of Director level.

This type of loan will usually be collateralized. Generally, business assets are used and may consist of general intangibles, inventory, equipment or real estate. Collateral is subject to risk in its ability to be converted to a liquid asset, if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk, these types of loans are underwritten to strict standards including valuations and general acceptability based on the Bank’s ability to monitor the ongoing business viability and collateral value.

Consumer loans. This portfolio consists principally of installment loans to individuals for personal, family, and household purposes. These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectability risks resulting from the borrower’s potential for insolvency or bankruptcy. To mitigate this risk, we perform a thorough credit and financial analysis of the borrower and require appropriate collateral for each loan.

Employees

As of December 31, 2009, the Bank had 107 full-time employees and 10 part-time employees. None of the Bank’s employees are represented by a collective bargaining group. The Bank considers its relationships with its employees to be good.

Significant Operating Policies

Lending Policy

The Bank makes loans primarily to persons or businesses that reside, work, own property, or operate in its primary market areas. Unsecured loans are generally made only to persons who qualify for such credit based on net worth and liquidity. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the Bank’s policies are permitted on a case-by-case basis.

The Board of Directors of the Bank has delegated lending authority to a committee of the Board, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers. As our lending relationships are important to our success, the Board of Directors of the Bank has established review committees and written guidelines for lending activities. In particular, the Officers’ Credit Committee reviews lending relationships with aggregate relationship exposure exceeding $75,000. The Board of Director’s Executive Committee reviews and approves lending relationships greater than $150,000. The Bank, as a matter of state law, does not generally extend additional credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $5,400,000 at December 31, 2009. Subsequent to year end, the State of Georgia enacted new legislation that has been signed into law by the governor which allows banks to renew existing debt that would exceed the statutory capital limit subject to certain limitations. The lending policies and procedures of the Bank are periodically reviewed and modified by the Board of Directors of the Bank in order to ensure risks are acceptable and to protect the Bank’s financial position in the market.

Loan Review and Non-performing Assets

Credit Administration of the Bank reviews and also engages an independent third party to review the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, and the Audit Committee of the Board of Directors. If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or generally all loans comprising that credit relationship, will be downgraded to the classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings. Under the Bank’s 8-tier loan grading system, grades 1 through 4 are considered “pass” (acceptable) credit risk, grade 5 is a “watch” rating, and grades 6 through 8 are “adversely classified” credits that require management’s attention. The entire 8-grade rating scale provides for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at the Bank. Risk ratings of 2 through 4 in the pass category each have incrementally more risk.

The Bank’s Chief Financial Officer in conjunction with Credit Administration, prepares a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for the Bank. The ALL analysis starts with an individual review of all loans considered impaired and an assignment of a specific reserve if one is warranted. Effective with the second quarter of 2009, as mandated by the FDIC, all impaired loans with specific reserves, determined based on collateral value, were required to be charged down to net realizable value by the amount of the specific reserve. The remaining loans are stratified by major loan type and loss reserves are determined based on each loan type’s respective loss factor, derived from the average historical loss rate for the preceding eighteen month period, weighted toward the most recent quarters, and adjusted to reflect current economic conditions and individual loan risk ratings.

Asset/Liability Management

The Bank’s asset/liability committee (“ALCO”) is composed of members of the Board of Directors and the Bank’s Chief Financial Officer. ALCO is charged with managing the assets and liabilities of the Bank. ALCO’s primary role is to balance asset growth and income generation with the prudent management of interest rate risk, market risk and liquidity risk and with the need to maintain appropriate levels of capital. ALCO directs the Bank’s overall balance sheet strategy, including the acquisition and investment of funds. At regular meetings, the committee reviews the interest rate sensitivity and liquidity positions, including stress scenarios, the net interest margin, the investment portfolio, the funding mix and other variables, such as regulatory changes, monetary policy adjustments and the overall state of the economy. A more comprehensive discussion of the Bank’s Asset/Liability Management and interest rate risk is contained in Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.

Investment Policy

The Bank’s investment portfolio policy is to balance income generation with liquidity, interest rate sensitivity, pledging and regulatory needs. The Chief Executive Officer and the Chief Financial Officer of the Bank administer the policy, and it is reviewed from time to time by ALCO. Portfolio activity, composition, and performance are reviewed and approved monthly by the Bank’s Board of Directors.

Supervision and Regulation

Written Agreement with the Regulators. Since January 6, 2009, the Bank has operated under a Memorandum of Understanding (“MOU”) with the Georgia Department of Banking and Finance, (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”). The MOU, which relates primarily to the Bank’s asset quality and loan loss reserves, requires that the Bank submit plans and reports to the DBF and FDIC (the “Supervisory Authorities) regarding its loan portfolio and profit plans, among other matters. The MOU also requires that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU requires that, prior to declaring or paying any cash dividends, the Bank must obtain the prior written consent of the

Supervisory Authorities. The Bank believes it is in compliance with all items outlined in the MOU except the minimum capital requirements. In addition to the MOU, on March 12, 2009, the Board of Directors of the Company adopted a board resolution (the “Resolution”) proposed by the Federal Reserve Bank of Atlanta (the “FRB-Atlanta”) to not incur additional indebtedness, pay cash dividends or repurchase outstanding stock without prior regulatory approval.

As a result of examination findings in mid 2009 by the Supervisory Authorities, it is anticipated that the Bank’s Directors will enter into a Consent Order (the “Order”) with the Supervisory Authorities to improve the condition of the Bank. Specifically, the Order as currently contemplated requires: increased involvement by the Bank’s Board of Directors; an assessment of current and future management and staffing needs; reductions in adversely classified assets; improvement in the overall quality and management of the loan portfolio; adequate allowance for loan losses; a Tier I leverage capital ratio of not less than 8% and a Total Risk Based capital ratio of not less than 10%; establishment of a plan to maintain adequate liquidity including a prohibition on accepting brokered deposits and a limitation on interest rates paid on all deposits; prior Supervisory Authority approval to pay cash dividends or Board of Director compensation; and adoption of an annual strategic plan and budget. The Order also will establish both a framework and timeframes for the Bank reporting on its compliance with the provisions of the Order. Most of the provisions of the proposed Order are already being addressed by management, thus it is not contemplated that the Order will significantly change how the Bank is currently being operated. However, there can be no assurance that the bank will be successful in meeting all of the requirements of the Order.

If we fail to adequately address, or make substantial progress towards resolution of the regulatory concerns in the Order, the Supervisory Authorities may take further action including, but not limited to, additional requirements for maintaining sufficient capital under the Order. An ongoing failure to adequately address or make substantial progress towards addressing the concerns of our regulators could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets.

General. The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As a bank holding company, the Company is required to file quarterly and annual reports with the Federal Reserve and periodic reports with the DBF and to provide such additional information as the applicable regulator may require. The Federal Reserve and the DBF may also conduct examinations of the Company to determine whether the Company is in compliance with Bank Holding Company Acts and regulations promulgated thereunder.

Acquisitions. The Federal Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank; (2) acquiring all or substantially all of the assets of a bank; and (3) merging or consolidating with another bank holding company. A bank holding company is also generally prohibited from engaging in, or acquiring, direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of a bank holding company include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations for projects designed primarily to promote community welfare.

Activities. The BHC Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act (the “GLB Act”), discussed below, have expanded the permissible activities of a bank holding company that qualifies as a financial holding company. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

Gramm-Leach-Bliley Act. The GLB Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company is permitted to engage in activities that are financial in nature or incidental or complimentary to a financial activity. The GLB Act specifies certain activities that are deemed to be financial in nature, including underwriting and selling insurance, providing financial and investment advisory services, underwriting, dealing in, or making a market in securities, limited merchant banking activities, and any activity currently permitted for bank holding companies under Section 4(c)(8) of the BHC Act.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company.

The GLB Act designates the Federal Reserve as the overall umbrella supervisor of financial holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator. As a result, to the extent that we engage in non-banking activities permitted under the GLB Act, we will be subject to the regulatory authority of the SEC or state insurance authority, as applicable.

FDIC Insurance Assessments. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Member institutions pay deposit insurance assessments to the Deposit Insurance Fund (the “DIF”). The FDIC recently amended its risk-based assessment system to implement authority that the FDIC was granted under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and other factors. The new regulation allows the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the DIF. The assessment rate of an institution depends upon the category to which it is assigned. Risk Category I contains the least risky depository institutions and Risk Category IV contains the most risky depository institutions. The Risk Category is based on whether the institution is Well Capitalized, Adequately Capitalized, or Undercapitalized in regard to the institution’s capital ratios. The CAMELS rating of the institution is also used in the determination of the Risk Category. Risk Category I, unlike the other risk categories, contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination components and other information. In the first quarter of 2009, the FDIC increased the amount to be assessed from financial institutions by increasing its risk-based deposit insurance assessment scale uniformly due to the increased and anticipated number of bank failures. Thus, the assessment scale ranges from twelve basis points of assessable deposits for the strongest institutions (Risk Category I) to forty-five basis points for the weakest (Risk Category IV). In 2008 the FDIC increased the amount of deposits it insures from $100,000 to $250,000. This increase in insured deposits is temporary and will continue through December 31, 2013.

In addition to the assessments for deposit insurance, institutions are required to make payments on bonds which were issued in the late 1980s by the Financing Corporation in order to recapitalize the predecessor to the Savings Association Insurance Fund. During 2008, Financing Corporation payments for Savings Association Insurance Fund members approximated 1.12 basis points of assessable deposits. These assessments, which are adjusted quarterly, will continue until the Financing Corporation bonds mature in 2017.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Bank is a participant in the TLG Program.

Payment of Dividends. The Company is a legal entity separate and distinct from the Bank. Most of the revenue of the Company results from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by the Company to its shareholders.

Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF, unless such bank meets all the following requirements:

(a)	total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

(b)

the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

(c)	the ratio of equity capital to adjusted assets is not less than 6%.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. In 2008, the Company declared cash dividends to common stockholders totaling $2.137 million, or $.15 per common share. In the fourth quarter of 2008, we suspended our quarterly dividends to stockholders due to a decline in earnings. We did not pay a dividend during 2009 and we do not intend to pay a dividend in 2010 due to continued pressure on earnings and capital and as a result of the MOU, Resolution and contemplated Order.

Capital Adequacy. We are required to comply with the capital adequacy standards established by the federal banking agencies. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. At December 31, 2009, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 5.55% and 4.30%, respectively, resulting in our being classified as “significantly undercapitalized” under the regulatory framework for prompt corrective action.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. Our Leverage Ratio at December 31, 2009 was 3.38%, below the minimum required. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See “Prompt Corrective Action.”

The federal bank agencies continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC require regulators to consider interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank’s capital adequacy. The regulatory agencies have proposed a methodology for evaluating interest rate risk that would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

At December 31, 2009, the Bank was classified as “significantly undercapitalized” under the regulatory framework for prompt corrective action. Accordingly, under the Prompt Corrective Action provisions, on February 10, 2010, the Bank received notification from the FDIC that because of its failure to meet the minimum capital guidelines of “adequately capitalized”, the Bank had forty-five (45) days from receipt of the letter to provide the FDIC with a written capital plan addressing the restoration of its capital levels. In addition, limitations were imposed on the Bank concerning the acceptance of brokered deposits and the interest rates that could be paid on all new time deposits.

Support of Subsidiary Institutions. The Federal Reserve (pursuant to regulation and published statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support to its subsidiary banks at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance. Similarly, the Federal Reserve also monitors the financial performance and prospects of non-bank subsidiaries with an inspection process to ascertain whether such non-banking subsidiaries enhance or detract from the Company’s ability to serve as a source of strength for its subsidiary banks.

Commercial Real Estate. The federal banking agencies, including the FDIC, restrict concentrations in commercial real estate lending and have noted that recent increases in banks’ commercial real estate concentrations have created safety and soundness concerns in the current economic downturn. The regulatory guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. The Bank has concentrations in commercial real estate loans in excess of those defined levels. Although management believes that the Bank’s credit processes and procedures meet the risk management standards dictated by this guidance, regulatory outcomes could effectively limit increases in the real estate concentrations in the Bank’s loan portfolio and require additional credit administration and management costs associated with those portfolios.

Fair Value. The Company’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments. When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure. “Fair value” is defined by Generally Accepted Accounting Principles (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).” Recently in the Bank’s markets there have been very few transactions in the type of assets which collateralized the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined. Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.” Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment. Although management believes its processes for determining the value of these assets are appropriate and allow the Company to arrive at reasonable estimates of fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.

Transactions with Affiliates. Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

Financial Privacy. In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to the Company and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Future Legislation. Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the current economic environment, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Monetary Policy and Economic Conditions

The Company’s profitability depends to a substantial extent on the difference between interest revenue received from loans, investments, and other earning assets, and the interest paid on deposits and other liabilities. These rates are highly sensitive to many factors that are beyond the control of the Company, including national and international economic conditions and the monetary policies of various governmental and regulatory authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.

Executive Officers of the Company

Senior executives of the Company are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

The senior executive officers of the Company, and their ages, positions with the Company, and past five year employment history are as follows:

Name(age)	Position with Company	Officer of Company Since

David H. Gill (55)	President, Chief Executive Officer and Director	1993

William C. Strom, Jr. (60)	Executive Vice President, Chief Credit Officer, Secretary and Director	1997

Charles W. Blair, Jr. (54)	Executive Vice President and Chief Financial Officer; prior to joining Company, he served as President and CEO of nBank, N.A.	2009

M. Debra Walker (56)	Senior Vice President and Chief Operations Officer of the Bank; Assistant Secretary of the Company	2001

Available Information

The Company’s filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.firststateonline.com as soon as reasonably practicable after filing with the SEC.

Item 1A.	RISK FACTORS

Our business is subject to certain risks, including those described below. The risks below do not describe all risks applicable to our business and are intended only as a summary of certain material factors that affect our operations in our industry and markets. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance. More detailed information concerning these and other risks is contained in other sections of this Report, including “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We will be entering into a written agreement with our regulators that require us to take specified actions.

The Bank is in receipt of and our Board of Directors will be executing a Consent Order (the “Order”) with the Supervisory Authorities. Our future viability is subject to our ability to successfully operate under the terms of the Order, which requires the Bank to achieve or make substantial progress towards achieving, among other things: (i) a Tier 1 capital to total assets ratio of 8.0%; (ii) a capital plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank; (iii) elimination of or significant reduction in certain problem assets within established timeframes; and (iv) formulation of a plan to improve the Bank’s earnings.

The Company is also subject to the terms of a Board Resolution with the Federal Reserve Bank of Atlanta that generally prohibits our ability to receive dividends from the Bank, or to make dividends or other distributions to our shareholders, without prior regulatory approval.

In order to comply with our regulatory requirements, we need to raise substantial additional capital or significantly reduce our asset size. The primary purpose of an offering of our stock would be to raise capital that can be injected into the Bank to satisfy certain requirements set forth in the Order. There is no guarantee, however, that we will be successful in raising capital in an offering or otherwise or that we would be able to sell assets at terms favorable enough to meet our regulatory capital needs.

A reduction in the levels of problem assets within certain timeframes may force the Bank to liquidate foreclosed properties at prices not reflective of an orderly transaction resulting in sales prices that fall below the properties’ fair value as reflected on our balance sheet. (See discussion of Fair Value on page 16).

The failure to achieve or make substantial progress towards achieving the terms of the Order may subject us to increased regulatory enforcement actions and operating restrictions.

We will need to raise additional capital in the future that is likely to be dilutive to existing stockholders, but that capital may not be available when we need it.

To meet the capital requirements of the Order, we will be required to raise additional capital.

Our ability to raise additional capital will depend on conditions in the capital markets at that time and on our financial performance. Recently, the volatility and disruption in the capital and credit markets have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to raise additional capital may be severely limited. If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject the Bank to regulatory enforcement action, including receivership. In addition, the issuance of additional shares of our common stock will dilute the ownership interest of our existing common shareholders.

Difficult market conditions and economic trends have adversely affected our industry and our business and may continue to do so.

Our business has been directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Beginning in the second half of 2007 and continuing through 2010, the financial markets were highlighted by significant volatility associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets. As a result of this significant downturn, we have experienced dramatic declines in the housing market with decreasing home prices and increasing delinquencies and foreclosures, which have negatively impacted the credit performance of our loans and resulted in increases in the level of our nonperforming assets and charge-offs of problem loans. At the same time, competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These market conditions and the tightening of credit have led to increased deficiencies in our loan portfolio, increased market volatility and widespread reduction in general business activity.

As a result of the negative developments in the financial industry, new federal and state laws and regulations regarding lending and funding practices and liquidity standards have been enacted, and bank regulatory agencies have been, and are expected to continue to be, aggressive in responding to concerns and trends identified in examinations. Difficult market conditions and the impact of the new legislation in response to those developments could restrict our business operations, including our ability to originate loans. If the communities in which we operate do not recover and grow as anticipated or if prevailing economic conditions locally or nationally do not improve, our business may continue to be negatively impacted. The current economic downturn, increase in unemployment, and other events that have negatively affected household and/or corporate incomes both nationally and locally have decreased the demand for loans and our other products and services and have increased the number of customers who fail to pay interest or principal on their loans. Furthermore, if the economy improves in the future, we may not benefit from any market growth or favorable economic conditions in our market areas if they do occur.

Due to our high concentration of loans secured by real estate, deteriorating conditions in the Metro Atlanta markets have adversely affected us and may continue to do so, leading to higher loan charge-offs or an increase in our provision for loan losses.

As of December 31, 2009, approximately 95% of our total loans were secured by real estate. In 2007, the housing and real estate sectors in our markets experienced an economic downturn that accelerated through 2009 and has continued in 2010. We had a significant presence in residential construction and development lending in our market. The majority of our customers who were residential builders carried inventories of lots for new construction. The supply of vacant, developed lots and partially developed properties has increased dramatically as the number of new building permits and housing starts decreased. In addition, between September 2007 and March 2010, the FDIC placed over 35 Georgia-based financial institutions into receivership, and we believe that others will be placed in receivership in the future. The subsequent sale of the assets of these financial institutions at depressed prices could continue to negatively affect the value of our real estate collateral and other real estate owned. We believe that it may take more than five years for the market to fully absorb the existing lot inventories in some areas of our market. If economic conditions continue to worsen or deteriorate, it could lead to additional charge-offs and further increases in our allowance for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for loan losses in an attempt to cover any loan losses inherent in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, real estate volume and values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for loan losses. For the year ended December 31, 2009, we recorded a provision for loan losses of $39.2 million, compared to $24.3 million for the year ended December 31, 2008. If those assumptions used in determining our allowance for loan losses are inaccurate, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

As of December 31, 2009, we are not considered “well capitalized” by our banking regulators. As a result, we are unable to access brokered deposits, which may adversely affect our liquidity and our ability to meet our obligations, including the payout of deposit accounts.

As of December 31, 2009, the Bank did not have the regulatory capital ratios required to meet “well-capitalized” standards. Because we do not have sufficient capital to maintain our “well capitalized” status, we are limited as to the interest rates we are able to offer our depositors to meet competition, and we are unable to renew any brokered certificates of deposit or attract new brokered certificates of deposit without prior regulatory approval. As of December 31, 2009, we had approximately $64 million in brokered deposits, which represented approximately 11.00% of our total deposits. If we are unable to continue to attract deposits and maintain sufficient liquidity, our ability to meet our obligations, including the payout of deposit accounts, may be adversely affected. In addition, the Temporary Liquidity Guarantee Program (the “TLGP”), effective November 2008, is set to expire on June 30, 2010. If the TLGP is not extended, it could have an adverse impact on our ability to attract and retain deposits in excess of the FDIC insured limit. If our liquidity becomes severely impaired and we are unable to meet our financial obligations, including the payout of deposit accounts, our banking regulators may subject the Bank to additional regulatory enforcement action, including receivership.

Our net interest income could be negatively affected by the lower level of short-term interest rates, recent developments in the credit and real estate markets and competition in our primary market area.

As a financial institution, our earnings significantly depend on our net interest income, which is the difference between the income that we earn on interest-earning assets, such as loans and investment securities, and the expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and net income.

The Federal Reserve reduced interest rates on three occasions in 2007 by a total of 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008. Rates remained steady in 2009. On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates. A significant portion of our loans, including residential construction and development loans and other commercial loans, bears interest at variable rates. The interest rates on a significant part of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we pay on our liabilities may not change in the same amount or at the same rates. Accordingly, increases in interest rates may reduce our net interest income. In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans, which are a major component of our loan portfolio. Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

Changes in the level of interest rates also may negatively affect the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. A decline in the market value of our assets may limit our ability to borrow additional funds or result in our lenders requiring additional collateral from us under our loan agreements. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, to maintain our liquidity. If those sales are made at prices lower than the recorded amounts of the investments and loans, we will incur losses. Changes in Federal Reserve Board policies and laws are beyond our control.

Diminished access to alternative sources of liquidity could adversely affect our net income, net interest margin and overall liquidity.

We have historically had access to a number of alternative sources of liquidity, but given the recent and dramatic downturn in the credit and liquidity markets, we may not be able to obtain liquidity on terms that are favorable to us, or at all. As noted above, we are presently unable to renew any brokered certificates of deposit or attract new brokered certificates of deposit without prior regulatory approval. In addition, financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy and there may not be a viable market for raising equity capital. If our access to these sources of liquidity is diminished, or if it is only available on unfavorable terms, then our net income, net interest margin and overall liquidity could be adversely affected.

We face strong competition from other financial services providers.

We operate in competitive markets for the products and services we offer. The competition among financial services providers to attract and retain customers is strong. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Some of our competitors may be better able to provide a wider range of products and services over a greater geographic area. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate in our market areas and elsewhere. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Many of our competitors have fewer regulatory constraints and some have lower cost structures. While we believe we can and do successfully compete with these other financial institutions in our market areas, we may face a competitive disadvantage as a result of our smaller size, lack of geographic diversification and inability to spread our marketing costs across a broader market.

We are subject to extensive regulation that could limit or restrict our activities and adversely affect our earnings.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits. Many of these regulations are intended to protect depositors, the public and the FDIC rather than shareholders. The laws and regulations applicable to the banking industry are changing rapidly to reflect the government’s concerns about the economy and the banking system, and these changes may adversely affect our business and profitability. Changes to statutes, regulations or regulatory policies, and the interpretation and implementation of new statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer and/or increasing the ability of nonbanks to offer competing financial services and products.

In addition, like other registrants, we are subject to the requirements of the Sarbanes-Oxley Act of 2002. Failure to have in place adequate programs and procedures could cause us to have gaps in our internal control environment, putting the Company and its shareholders at risk of loss.

These and other potential changes in government regulation or policies could increase our costs of doing business and could adversely affect our operations and the manner in which we conduct our business.

Recent legislative and regulatory initiatives to address the current difficult market and economic conditions may not achieve the desired effect or may be allowed to expire.

Beginning in October 2008, a host of legislation has been enacted in response to the financial crises affecting the banking system and financial markets and the threats to investment banks and other financial institutions. These include the following:

•

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act (“EESA”), under which the U.S. Treasury Department has the authority, among other things, to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions under the Troubled Asset Relief Program for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•

On October 14, 2008, the Treasury Department announced the Capital Purchase Plan under the EESA pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.

•

On November 21, 2008, the FDIC adopted a Final Rule with respect to its Temporary Liquidity Guarantee Program pursuant to which the FDIC will guarantee certain “newly-issued unsecured debt” of banks and certain holding companies and also guarantee, on an unlimited basis, non-interest bearing bank transaction accounts.

•

On February 10, 2009, the Treasury Department announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

•

On February 18, 2009, President Obama signed the American Recovery and Reinvestment Act, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

•	On March 18, 2009, the Federal Reserve announced its decision to purchase as much as $300 billion of long-term treasuries in an effort to maintain low interest rates.

•

On March 23, 2009, the Treasury Department announced the Public-Private Investment Program, which will purchase real estate related loans from banks and securities from the broader markets, and is intended to create a market for those distressed loans and securities.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system. However, the long-term effect that these or any other governmental program may have on the financial markets or our business or financial performance is unknown. A continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit.

Regulatory reform of the U.S. banking system may adversely affect us.

On June 17, 2009, the Obama Administration announced a comprehensive plan for regulatory reform of the financial services industry. The plan set forth five separate initiatives that will be the focus of the regulatory reform, including requiring strong supervision and appropriate regulation of all financial firms, strengthening regulation of core markets and market infrastructure, strengthening consumer protection, strengthening regulatory powers to effectively manage failing institutions and improving international regulatory standards and cooperation.

Other recent developments include:

•	the Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations;

•

proposals to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home; and

•	accelerating the effective date of various provisions of the Credit Card Accountability

Responsibility and Disclosure Act of 2009, which restrict certain credit and charge card practices, require expanded disclosures to consumers and provide consumers with the right to opt out of interest rate increases (with limited exceptions).

These initiatives may increase our expenses or decrease our income by, among other things, making it harder for us to foreclose on mortgages. Further, the overall effects of these and other legislative and regulatory efforts on the financial markets remain uncertain and they may not have the intended stabilization results. These efforts may even have unintended harmful consequences on the U.S. financial system and our business. Should these or other legislative or regulatory initiatives have unintended effects, our business, financial condition, results of operations and prospects could be materially and adversely affected.

In addition, we may need to modify our strategies and business operations in response to these changes. We may also incur increased capital requirements and constraints or additional costs to satisfy new regulatory requirements. Given the volatile nature of the current market and the uncertainties underlying efforts to mitigate or reverse disruptions, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.

Departures of our key personnel may harm our ability to operate successfully.

Our success has been and continues to depend largely on the services of our senior management team, including our senior loan officers, and our board of directors, many of whom have significant relationships with our customers. Our success will depend, to a significant extent, on the continued service of these key personnel. The unexpected loss of any additional members of our senior management team could have an adverse effect on our financial condition and results of operations. We cannot be assured of the continued service of our senior management team or our board of directors.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums. The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. This special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009. The amount of our special assessment on September 30, 2009 was approximately $360,000. In addition, the FDIC required financial institutions, such as the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund, although the FDIC exempted the Bank from this prepayment requirement. The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1 2011. If FDIC deposit insurance premiums and assessments continue to increase, it could adversely affect our financial condition.

We suspended payment of dividends during the fourth quarter of 2008 and currently are not permitted to declare or pay any dividend without the prior written approval of our regulators. As a result, capital appreciation, if any, of our common stock may be the sole opportunity for gains on investment for the foreseeable future.

In the third quarter of 2008, we suspended payment of dividends on our common stock. In addition, as a result of the MOU, Resolution, and proposed Order we are not permitted to declare or pay any dividend without the prior written approval of our Supervisory Authorities. As a result, we currently cannot declare a dividend on our common shares. We do not expect to be granted a waiver or be released from this restriction until our financial performance and capital ratios improve significantly. Assuming our Supervisory Authorities permit us to pay dividends in the future, our ability to pay dividends will be limited by regulatory restrictions and the need to maintain sufficient consolidated capital. Holders of our common stock are only entitled to receive the dividends that our board of directors declares out of funds legally available for those payments.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

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

4806 N. Henry Boulevard, Stockbridge, Georgia. This location houses the Bank’s main office, a two-story building containing 20,800 square feet constructed in 1965. It is a full service bank facility equipped with an ATM machine and four lane drive-up service.

4800 N. Henry Boulevard, Stockbridge, Georgia. This location houses the operations center for the Bank. It is a single story building constructed in 1999, consisting of 20,622 square feet.

295 Fairview Road, Ellenwood, Georgia. This is a full service banking location with ATM and drive-thru service. It is a single story building containing 3,520 square feet.

114 John Frank Ward Boulevard, McDonough, Georgia. This site contains a 4,000 square foot single story building with ATM and drive-thru service.

1810 Hudson Bridge Road, Stockbridge, Georgia. This location contains a two-story facility consisting of 4,787 square feet. The lower floor contains a full service banking location with ATM and drive-thru service. The upper floor housed the operations of First Metro Mortgage until December 15, 2009.

4979 Bill Gardner Parkway, Locust Grove, Georgia. This location contains a one-story building consisting of 4,000 square feet with ATM and drive-thru service.

2316 Highway 155, McDonough, Georgia. This full service banking location is a single-story facility consisting of approximately 5,500 square feet with ATM and drive-thru service.

1908 Highway 81 East, McDonough, Georgia. This full service banking location is a single-story facility consisting of approximately 5,500 square feet with ATM and drive-thru service.

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

The Bank is involved in various legal actions resulting from normal business activities. Management believes that the liability, if any, arising from such actions will not have a material adverse effect on the Company’s financial statements. Neither the Bank nor the Company is a party to any proceeding to which any director, officer or affiliate of the issuer, or any owner of more than five percent (5%) of its voting stock is a party adverse to the Bank or the Company.

Item 4.	REMOVED AND RESERVED

Part II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

There is no established public trading market for the Company’s common stock. It is not traded on an exchange or in the over-the-counter market. There is no assurance that an active market will develop for the Company’s common stock in the future. Therefore, management of the Company is furnished with only limited information concerning trades of the Company’ common stock. The following table sets forth for each quarter during the most two recent fiscal years the number of shares traded and the high and low per share sales prices to the extent known to management.

	Shares Traded	Sales Price Per Share
		High	Low
2009
First Quarter	850	$12.00	$12.00
Second Quarter	—	$—	$—
Third Quarter	15,110	undisclosed	undisclosed
Fourth Quarter	1,102	$8.00	$8.00

2008
First Quarter	102,091	$13.50	$11.00
Second Quarter	52,570	$13.50	$11.00
Third Quarter	13,121	$13.50	$12.00
Fourth Quarter	6,330	$13.50	$10.50

The Company has historically paid dividends on an annual basis. Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors. The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank. In addition, as a result of the MOU, Resolution, and proposed Order we are not permitted to declare or pay any dividend without the prior written approval of our Supervisory Authorities. As a result, we currently cannot declare a dividend on our common shares. We do not expect to be granted a waiver or be released from this restriction until our financial performance and capital ratios improve significantly. Assuming our Supervisory Authorities permit us to pay dividends in the future, our ability to pay dividends will be limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The following table sets forth cash dividends which have been declared and paid by the Company since January 1, 2007. There were no cash dividends paid in 2009.

	2009	2008	2007

First Quarter	$—	$0.06	$0.06

Second Quarter	$—	$0.06	$0.06

Third Quarter	$—	$0.03	$0.06

Fourth Quarter	$—	$—	$0.10

Total	$—	$0.15	$0.28

As of February 23, 2010, 14,245,690 shares of common stock were outstanding and held of record by approximately 550 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its common stock during the fourth quarter ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,

(in thousands, except per share and other data)	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS
Interest income	$21,348	$35,784	$52,357	$48,311	$36,602
Interest expense	14,752	19,628	26,307	20,498	13,859

Net interest income	6,596	16,156	26,050	27,813	22,743
Provision for loan losses	39,168	24,286	2,959	477	546
Other income	2,870	2,681	2,972	3,296	3,983
Other expenses	18,059	15,470	12,519	10,614	10,239

Earnings (loss) before income taxes	(47,761)	(20,919)	13,544	20,018	15,941
Income tax expense (benefit)	(11,109)	(6,572)	4,835	7,609	5,665

Net earnings (losses)	$(36,652)	$(14,347)	$8,709	$12,409	$10,276

PERFORMANCE MEASURES
Per common share:
Earnings (loss) per share	$(2.57)	$(1.01)	$0.61	$0.87	$0.72
Cash dividends per share	—	0.15	0.28	0.31	0.25
Book value	1.64	4.17	5.30	4.97	4.39
Profitability ratios:
Return on average equity	-69.47%	-19.33%	11.53%	18.24%	17.13%
Return on average assets	-5.51%	-2.06%	1.19%	1.84%	1.67%
Net interest margin	1.07%	2.41%	3.64%	4.31%	3.90%
Efficiency ratio	190.78%	82.13%	43.14%	34.12%	38.31%
Liquidity ratios:
Total loans to total deposits	74.20%	90.37%	90.98%	94.41%	95.02%
Average loans to average earning assets	82.06%	85.32%	80.95%	85.05%	87.51%
Noninterest-bearing deposits to total deposits	10.21%	11.55%	11.41%	13.03%	15.52%
Capital ratios:
Leverage	3.38%	8.43%	9.89%	9.85%	9.73%
Risk-based capital
Tier 1	4.30%	10.32%	12.13%	11.90%	11.53%
Total	5.55%	11.59%	13.37%	12.77%	12.44%
ASSET QUALITY
Non-performing loans	$102,029	$97,870	$32,744	$416	$782
Foreclosed properties	49,732	18,398	10,394	1,411	194

Total non-performing assets (NPAs)	151,761	116,268	43,138	1,827	976
Allowance for loan losses	13,324	17,730	7,657	5,230	4,972
Net charge-offs	43,574	14,213	532	219	63
Allowance for loan losses to loans	3.06%	3.32%	1.34%	0.93%	0.96%
Net charge-offs to average loans	8.61%	2.55%	0.09%	0.04%	0.01%
NPAs to loans and foreclosed properties	31.32%	21.06%	7.44%	0.32%	0.19%
NPAs to total assets	24.69%	17.73%	6.00%	0.26%	0.15%
AVERAGE BALANCES
Loans	$505,927	$557,646	$562,478	$548,046	$510,733
Investment securities	70,464	82,936	109,244	80,589	58,470
Earning assets	616,530	653,563	694,835	644,354	583,619
Total assets	664,846	695,704	731,474	676,069	616,167
Deposits	608,790	608,904	631,130	580,564	528,921
Stockholders’ equity	52,759	74,220	75,534	68,038	60,003
Weighted average shares	14,245,690	14,245,715	14,314,171	14,303,517	7,151,684
AT YEAR END
Loans	$434,891	$533,608	$569,388	$561,646	$518,114
Investment securities	72,872	63,817	91,882	88,708	70,645
Total assets	614,648	655,877	718,996	694,311	631,033
Deposits	586,101	590,476	625,851	594,873	545,247
Stockholders’ equity	23,327	59,343	75,534	71,198	62,748
Common shares outstanding	14,245,690	14,245,690	14,250,190	14,321,468	7,151,684

SELECTED FINANCIAL DATA, continued

	2009				2008
(in thousands, except per share and other data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$5,009	$5,796	$3,946	$6,597	$7,080	$8,734	$8,718	$11,252
Interest expense	3,357	3,741	3,804	3,850	4,180	4,557	4,964	5,927
Net interest income	1,652	2,055	142	2,747	2,900	4,177	3,754	5,325
Provision for loan losses	24,850	378	12,340	1,600	16,000	5,650	1,526	1,110
Other income	724	832	706	608	568	674	728	711
Other expenses	5,516	3,552	4,859	4,132	4,748	3,632	3,896	3,194
Earnings (loss) before income taxes	(27,990)	(1,043)	(16,351)	(2,377)	(17,280)	(4,431)	(940)	1,732
Income tax expense (benefit)	(11,109)	—	—	—	(4,890)	(1,820)	(503)	641
Net earnings (losses)	$(16,881)	$(1,043)	$(16,351)	$(2,377)	$(12,390)	$(2,611)	$(437)	$1,091
PERFORMANCE MEASURES
Per common share:
Earnings (loss) per share	$(1.18)	$(0.07)	$(1.15)	$(0.17)	$(0.87)	$(0.18)	$(0.03)	$0.08
Cash dividends per share	—	—	—	—	—	0.03	0.06	0.06
Book value	1.64	2.79	2.84	4.01	4.17	4.98	5.18	5.34
Profitability ratios:
Return on average equity	-214.00%	-10.41%	-134.18%	-16.33%	-76.05%	-14.43%	-2.33%	5.76%
Return on average assets	-10.66%	-0.63%	-9.75%	-1.44%	-7.41%	-1.53%	-0.25%	0.61%
Net interest margin	1.19%	1.37%	0.09%	1.82%	1.90%	2.68%	2.35%	3.20%
Efficiency ratio	232.15%	123.03%	573.00%	123.16%	136.91%	74.87%	86.93%	52.92%
Liquidity ratios:
Total loans to total deposits	74.20%	79.36%	79.12%	87.58%	90.37%	91.30%	93.44%	90.49%
Average loans to average earning assets	85.21%	82.60%	85.49%	88.51%	89.95%	88.46%	87.72%	85.43%
Noninterest-bearing deposits to total deposits	10.21%	11.14%	10.89%	11.22%	11.55%	10.50%	11.57%	11.28%
Capital ratios:
Leverage	3.38%	5.79%	5.92%	8.61%	8.43%	10.46%	10.73%	10.47%
Risk-based capital
Tier 1	4.30%	7.42%	7.40%	10.20%	10.32%	12.13%	12.44%	12.45%
Total	5.55%	8.69%	8.67%	11.47%	11.59%	13.40%	13.70%	13.70%
ASSET QUALITY
Non-performing loans	$102,029	$94,025	$107,334	$87,425	$97,870	$63,653	$54,727	$39,950
Foreclosed properties	49,732	35,903	28,037	17,238	18,398	14,810	16,666	11,093
Total non-performing assets (NPAs)	151,761	129,928	135,371	104,663	116,268	78,463	71,393	51,043
Allowance for loan losses	13,324	14,571	15,171	17,997	17,730	15,352	10,220	8,718
Net charge-offs	26,096	978	15,166	1,334	13,622	517	25	49
Allowance for loan losses to loans	3.06%	3.02%	3.06%	3.39%	3.32%	2.80%	1.84%	1.55%
Net charge-offs to average loans	5.52%	0.20%	2.91%	0.25%	2.48%	0.09%	0.00%	0.01%
NPAs to loans and foreclosed properties	31.32%	25.05%	25.81%	19.11%	21.06%	13.94%	12.50%	8.89%
NPAs to total assets	24.69%	19.91%	20.09%	15.68%	17.73%	11.49%	10.49%	7.24%
AVERAGE BALANCES
Loans	$472,626	$495,245	$521,762	$533,253	$549,210	$552,320	$560,483	$568,571
Investment securities	72,815	72,800	72,149	67,636	71,859	78,828	80,905	87,968
Earning assets	554,631	599,576	610,330	602,499	610,592	624,386	638,951	665,534
Total assets	633,543	663,058	670,680	661,780	669,241	681,504	692,893	712,189
Deposits	597,216	617,906	616,607	598,104	595,453	596,964	607,719	623,895
Stockholders’ equity	31,553	40,094	48,745	58,212	65,169	72,391	74,942	75,815
Weighted average shares	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,284,744
AT QUARTER END
Loans	$434,891	$482,784	$496,473	$530,510	$533,608	$548,189	$554,544	$562,807
Investment securities	72,872	72,757	72,843	71,454	63,817	79,900	77,755	84,054
Total assets	614,648	652,438	673,678	667,682	655,877	682,605	680,403	705,382
Deposits	586,101	608,331	627,481	605,732	590,476	600,429	593,498	621,939
Stockholders’ equity	23,327	39,779	40,409	57,080	59,343	70,994	73,788	76,096
Common shares outstanding	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is intended to provide insight into the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

Since mid-2007, and continuing through 2009, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Although the economic crisis was initially triggered by declines in home prices and the values of subprime mortgages, it soon spread to all residential construction and residential mortgages as property prices declined rapidly. The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly.

These events created serious concerns about the safety and soundness of the entire financial services industry. The recently enacted Emergency Economic Stabilization Act of 2008 was signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally. Pursuant to EESA, The United States Department of the Treasury (“Treasury”) has the authority under the Troubled Asset Relief Program (“TARP) to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Treasury announced the Capital Purchase Program under TARP pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions. These actions have been followed by numerous other actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, the SEC and others to address the current crisis, including the implementation of the American Recovery and Reinvestment Act of 2009.

The South Metropolitan Atlanta area and especially the Henry County economy has deteriorated along with the national economy due to depressed housing sales and real estate values as well as significant local job losses due to reductions in construction and land development activity. The downturn experienced in our market area has been greater than that nationally because of the area’s significant dependence on the housing industry to drive the local economy. The chart below shows the significant decline in housing permits for Henry and surrounding counties for the years 2006 through 2009.

Total Number of Housing Permits

By County

	2009	2008	2007	2006
Henry	257	895	1,960	3,076
Clayton	94	395	1,144	2,075
Dekalb	321	3,370	4,445	4,791
Newton	55	183	901	1,654
Rockdale	67	154	569	1,009

Total	794	4,997	9,019	12,605

The Company’s performance reflects the impact of slowed economic activity, depressed real estate values, reduced sales and a challenging banking environment. Total nonperforming assets at December 31, 2009 were $151.8 million compared to $116.3 million at December 31, 2008. Even though non-performing assets increased, we continued to aggressively address our non-performing assets in 2009. Net charge-offs increased to $43.6 million in 2009 compared to $14.2 million in 2008 and we added to our allowance for loan losses by increasing our provision for loan losses in 2009 to $39.2 million compared to $24.2 million in 2008. At December 31, 2009, our allowance for loan losses was $13.3 million or 3.06% of loans compared to an allowance for loan losses of $17.7 million or 3.32% of loans at December 31, 2008. During 2009, we also recognized $2.6 million in impairment charges related to recording foreclosed properties at fair value in addition to losses on the sale of foreclosed properties in the amount of $1.2 million. The amounts charged to operations in these two categories in 2008 were $2.9 million and $300,000 respectively.

The increase in net charge offs allowed the Company to take advantage of a onetime change in the tax code relating to the treatment of net operating losses. In February of 2009, the American Recovery and Reinvestment Act amended the Internal Revenue Code to allow eligible small businesses to carry back 2008 net operating losses (“NOL’s”) for a period of three, four or five years, instead of the usual two-year limit. In November of 2009, the Worker, Homeownership, and Business Assistance Act expanded this treatment to include NOL’s incurred in 2009 and allowed all businesses, not just eligible small businesses, to make the election. We have elected to carry back our 2009 losses to offset taxable income in the past five years, which will result in a refund of federal and state taxes previously paid of $17.5 million.

The economic challenges resulted in the Company reporting a net loss of $36.7 million or $2.57 per share in 2009 compared to a net loss of $14.3 million or $1.01 per share in 2008. The increased 2009 net loss reflects a lower net interest margin resulting from reduced earning assets and deposit costs whose decline was not as pronounced as the decline in the corresponding earning asset yield. In addition to margin compression, the Company experienced increases in operating expenses related to carrying foreclosed properties, FDIC Insurance premiums and other expenses primarily relating to the problem asset administration. The operating expense increases were partially offset by a reduction in salaries and employee benefits

Even though the Company has experienced significant losses the past two years, net cash provided by operating activities (“operating cash flow”), which reflects net earnings or loss exclusive of noncash items, has also declined, but remains positive. Operating cash flow is a significant liquidity measure that is critical to a bank’s operations and continued viability. In today’s environment, provision for loan losses, impairment charges on foreclosed properties and losses on the sale of foreclosed properties are significant noncash items that have significant impact on the Company’s net losses in both 2009 and 2008. In addition, during 2009, the Company incurred another unusual noncash item in that it was required by the Supervisory Authorities to reverse $2.4 million in separately secured lines of credit to borrowers that were used to pay interest on other loans. The chart below shows a reconciliation of net earnings (loss) to operating cash flow.

(in thousands)	2009	2008	2007
Net earnings (loss)	$(36,652)	$(14,347)	$8,709

Noncash items:
Provision for loan losses	39,168	24,286	2,959
Write off of interest reserve loans	2,410	—	—
Impairment losses on foreclosed properties	2,554	2,911	—
Net losses on sale of foreclosed properties	1,219	324	25
Net other non cash items	(3,458)	(3,063)	(2,061)

Net cash provided by operating activities	$5,241	$10,111	$9,632

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in the notes to the consolidated financial statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

The following is a summary of our more critical significant accounting policies that are highly dependent on estimates, assumptions and judgments.

Allowance for loan losses. The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, management’s evaluation of the current loan portfolio, and consideration of current economic trends and conditions. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

The allowance for loan losses consists of specific and general components. The specific component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual problem or potential problem loans. The specific credit allocations are based on regular analyses of loan relationships typically in excess of $500,000 but may include a review of other loan relationships on which full collection may not be reasonably assumed. These analyses involve judgment in estimating the amount of loss associated with the specific loans, including estimating the underlying collateral values. The general component of the allowance for loan losses is based on historical loss experience for each loan category. The historical loss experience used in determining general allocations is determined using the average of actual losses incurred over the most recent eighteen months for each type of loan. The historical loss experience is adjusted for known changes in economic conditions as well as other qualitative factors. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans that have been specifically reviewed from each category.

Although management believes its processes for determining the allowance adequately consider all the factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. In addition there could be potential problem loans in the portfolio that have not been identified as problems because they continue to perform as set forth in the loan agreements. Continued weaknesses in our market area could cause currently performing credits to deteriorate. To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

Additional information on the Company’s loan portfolio and allowance for loan losses can be found in the sections of Management’s Discussion and Analysis titled “Risk Elements” and “Allowance for Loan Losses” and in the Consolidated Financial Statements and accompanying notes.

Fair Value Measurements. The Company’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments. At December 31, 2009, the percentage of total assets measured at fair value was 27%. See Note 14 “Fair Value of Assets and Liabilities” to the consolidated financial statements included elsewhere herein for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure. “Fair value” is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets that are not a forced transaction (for example, a forced liquidation or distress sale).” Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined. Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.” Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment. Management uses independent appraisals, adjusted accordingly to take into consideration various economic factors, in determining fair value. Although management believes its processes for determining the value of these assets are appropriate and allow the Company to arrive at an appropriate fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.

Results of Operations

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

Both the average yield on interest earning assets and the average cost of interest bearing liabilities have declined from 2007 to 2009, although the rate of decline has been much greater with interest earning assets versus interest paying liabilities, primarily due to the impact of nonperforming assets. The yield on average interest earning assets in 2009 was 3.46%, a decline from 5.48% in 2008 and 7.54% in 2007. The decrease in yield on average interest earning assets is the result of the increase in nonperforming assets resulting in: (1) the loss of interest that would have been earned on these assets; and (2) the reversal of interest earned in prior periods when an earning asset becomes nonperforming. Interest income that would have been recorded on nonaccrual loans, including reversals of interest from prior periods, amounted to approximately $7.2 million in 2009 and $5.3 million during 2008, effectively lowering the yield on average earning assets by 166 basis points and 125 basis points, respectively. In addition, the overall decline in interest rates, reflected in a decrease in the prime rate during 2008, has translated into a decrease in fixed rates on new and renewed loans in both 2008 and 2009. The cost of interest bearing liabilities in 2009 was 2.71%, compared to 3.60% and 4.59% in 2008 and 2007, respectively. The decline in the cost of interest bearing liabilities is reflective of the overall decline in interest rates and the decline in funding needs of the Bank due to decreased loan demand. The decline in funding needs has allowed the Bank to not renew higher cost, non customer related deposits, which has helped reduce the overall cost of interest bearing liabilities and reduce the overall balance sheet.

Net interest income totaled $6.6 million in 2009, a decrease of $9.6 million, or 59% from the level recorded in 2008. Net interest income for 2008 decreased $9.9 million or 38% from the 2007 level. The net interest margin on average interest-earning assets decreased to 1.07% in 2009 from 2.47% in 2008 and from 3.75% in 2007. The impact of the interest income that would have been recorded and the reversals of interest from prior periods on nonaccrual loans, discussed above, effectively lowered our net interest margin in 2009 and 2008 by 117 basis points and 81 basis points, respectively.

Table 1 - Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the Years Ended December 31,

(in thousands)

	2009			2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans (1)	$505,927	$18,586	3.67%	$557,646	$31,538	5.66%	$562,478	$45,568	8.10%
Taxable securities (2)(3)	65,907	2,370	3.60%	72,698	3,641	5.01%	99,206	5,255	5.30%
Tax-exempt securities (2)(4)	5,942	300	5.05%	10,238	355	3.47%	10,038	378	3.77%
Overnight investments and other interest-earning assets	38,754	92	0.24%	12,981	250	1.93%	23,113	1,156	5.00%

Total interest-earning assets	616,530	21,348	3.46%	653,563	35,784	5.48%	694,835	52,357	7.54%

Non-interest-earning assets:
Allowance for loan losses	(13,980)			(10,181)			(5,424)
Cash and due from banks	13,582			14,633			15,669
Other assets	48,714			37,689			26,394

Total assets	$664,846			$695,704			$731,474

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$57,918	$285	0.49%	$61,628	$548	0.89%	$58,600	$1,475	2.52%
Money market	41,288	259	0.63%	57,834	786	1.36%	65,849	2,156	3.27%
Savings	31,290	184	0.59%	29,986	381	1.27%	29,659	630	2.12%
Time deposits less than $100,000	216,486	7,150	3.30%	232,408	9,598	4.13%	225,739	12,169	5.39%
Time deposits greater than $100,000	132,659	5,019	3.78%	135,377	7,302	5.39%	161,866	8,328	5.14%
Brokered deposits	62,112	1,803	2.90%	21,264	756	3.56%	12,560	578	4.60%

Total interest-bearing deposits	541,753	14,700	2.71%	538,497	19,371	3.60%	554,273	25,336	4.57%
Other borrowings	1,870	52	2.78%	7,252	257	3.54%	19,012	971	5.11%

Total interest-bearing liabilities	543,623	14,752	2.71%	545,749	19,628	3.60%	573,285	26,307	4.59%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	67,037			70,407			76,857
Other liabilities	1,427			5,328			5,798

Total liabilities	612,087			621,484			655,940
Stockholders’ equity	52,759			74,220			75,534

Total liabilities and stockholders’ equity	$664,846			$695,704			$731,474

Net interest revenue		$6,596			$16,156			$26,050

Net interest-rate spread			0.75%			1.88%			2.95%
Net interest margin (5)			1.07%			2.47%			3.75%

(1)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(2)

Securities available for sale are shown at amortized cost. Pretax unrealized gains of $1.4 million and $465,000 in 2009 and 2008 respectively, and pretax unrealized losses of $139,000 in 2007 are included in other assets.

(3)	Includes restricted equity securities
(4)	Interest income on tax-exempt securities is not stated on a tax equivalent basis. (5) Net interest margin is not stated on a tax-equivalent basis.

Table 2 - Changes in Interest Income and Interest Expense

(in thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(2,925)	$(10,027)	$(12,952)	$(391)	$(13,639)	$(14,030)
Taxable securities	(340)	(931)	(1,271)	(1,404)	(210)	(1,614)
Tax-exempt securities	(149)	94	(55)	8	(31)	(23)
Overnight investments and other interest-earning assets	496	(654)	(158)	(507)	(399)	(906)

Total interest-earning assets	(2,918)	(11,518)	(14,436)	(2,294)	(14,279)	(16,573)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	(33)	(230)	(263)	76	(1,003)	(927)
Money market	(225)	(302)	(527)	(262)	(1,108)	(1,370)
Savings	17	(214)	(197)	7	(256)	(249)
Time deposits less than $100,000	(658)	(1,790)	(2,448)	360	(2,931)	(2,571)
Time deposits greater than $100,000	(147)	(2,136)	(2,283)	(1,363)	337	(1,026)
Brokered deposits	1,452	(405)	1,047	401	(223)	178

Total interest-bearing deposits	406	(5,077)	(4,671)	(781)	(5,184)	(5,965)

Other borrowings	(191)	(14)	(205)	(601)	(113)	(714)

Total interest-bearing liabilities	215	(5,091)	(4,876)	(1,382)	(5,297)	(6,679)

Increase (decrease) in net interest revenue	$(3,133)	$(6,427)	$(9,560)	$(912)	$(8,982)	$(9,894)

Provision for Loan Losses

The provision for loan losses amounted to $39.2 million in 2009, an increase of $14.9 million over the 2008 provision. The 2008 provision in the amount of $24.3 million was an increase of $21.3 million over the 2007 provision of $3.0 million. The amounts provided in each year is indicative of our assessment of the inherent risk in the loan portfolio at December 31, 2009, 2008 and 2007 and reflects the impact of the economic slowdown on our loan portfolio. The allowance for loan losses as a percentage of total loans was 3.06% at December 31, 2009 as compared to 3.32% at December 31, 2008. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value. Please see the section titled “Allowance for Loan Losses” for a more detailed explanation of our assessment criteria as it relates to providing for loan losses.

Other Operating Income

Other income was $2.9 million for 2009, an increase of 7.05% compared to 2008. For the year, service charges on deposit accounts increased by $240,000 or 17.6% over 2008, primarily attributable to an increase in insufficient funds charges resulting from the introduction of a courtesy overdraft privilege program during the second quarter of 2009. Mortgage banking income increased by 20.7% to $455,000 as a result of increased origination volume and better margins on mortgages sold. Mortgage originations increased from $13.9 million in 2008 to $14.3 million for 2009 while income, as a percentage of origination volume, increased by 46 basis points for the same period.

Other income was $2.7 million in 2008 compared to $3.0 million in 2007. The decrease is due primarily to decreased mortgage banking income of $223,000, and to a lesser extent, other service charges and fees of $76,000. The decrease in mortgage banking income is attributed to a lesser volume of mortgage originations during 2008 compared to 2007. The decrease in other service charges and fees is primarily attributed to decreases in fees earned on our official check program.

Other Expenses

Other expenses increased by $2.6 million or 16.7% compared to 2008. Expense control initiatives were responsible for declines in salaries and employee benefits of $686,000 and in occupancy and equipment expenses of $128,000 for 2009 compared to the same period in 2008. Approximately $325,000 of the decrease in salaries and benefits resulted from the elimination of incentive and profit sharing expense in 2009. The remainder of the reduction is attributable to reduction in staffing levels through attrition and maintaining salaries and benefits at 2008 levels. The Bank reduced its workforce by 20 employees in November 2009, resulting in estimated annualized savings of $483,000. These savings in controllable operational expenses for 2009 compared to the same period in 2008 were more than offset by the increase in net foreclosed properties expense, which increased by $1.6 million, and FDIC Insurance premiums and other regulatory assessments which also increased by $1.6 million during 2009 compared to 2008. Other operating expenses increased by $456,000 in 2009 compared to 2008 as the result of increased legal and appraisal fees of approximately $200,000, debit card fraud losses of approximately $100,000 and a loss of $275,000 on stock we owned in a failed financial institution which provided correspondent banking services to community banks. These increases in other operating expenses were partially offset by operational efficiencies and other cost cutting measures put in place during 2009.

Other expenses were $15.5 million in 2008 as compared to $12.5 million in 2007, an increase of $3.0 million. Gross salaries and employee benefits decreased by $813,000 primarily as a result of decreases in incentive pay and profit sharing contributions in the amount of $831,000. Occupancy and equipment expenses increased by 3% in 2008 compared to 2007, primarily as the result of normal increases in property taxes, utilities and maintenance. Net foreclosed properties expense increased $3.4 million for 2008 compared to 2007, reflecting an increase in nonperforming asset activity. FDIC and other regulatory fees increased $395,000 compared to 2008, reflecting an increase in deposit insurance rates. Other operating expenses declined by 2% from 2008 levels as a result of operational cost cutting.

Income Taxes

Income tax benefit totaled $11.1 million in 2009 as compared to $6.6 million in 2008. The effective tax rates (as a percentage of earnings (loss) before income taxes) for 2009 and 2008 were approximately 23 % and 31%, respectively. The effective tax rates were different from the statutory tax rates primarily due to valuation allowances recorded against deferred tax assets in the amount of $7.6 million for 2009 and $2.0 million for 2008.

Income tax expense (benefit) was ($6.6) in 2008 as compared to $4.8 million in 2007. The effective tax rates for 2008 and 2007 were approximately (31%) and 36%, respectively.

Balance Sheet Review

Total assets at December 31, 2009 were $614.6 million, a decrease of $41.2 million, or 6.3% from December 31, 2008.

Loans

At December 31, 2009, total loans had decreased by $98.7 million from 2008, primarily due to the transfer of approximately $43.5 million to foreclosed properties as well as the charge-off of $43.7 million in loans. The remaining decrease in outstanding loans is a result of normal pay down activity as we have experienced a continued slowing of new loan production during 2009.

The following table presents a composition of the Company’s loan portfolio for the past five years.

Table 3-Loans

(in thousands)

	December 31,
	2009	2008	2007	2006	2005

Real estate-commercial	$185,203	$181,255	$170,791	$168,583	$163,792
Real estate-construction	175,492	262,983	325,151	309,565	260,912
Real estate-1-4 family	54,332	61,980	41,995	41,785	46,574
Commercial	14,396	21,181	23,752	32,765	36,349
Consumer	5,468	6,209	7,698	8,948	10,487

	434,891	533,608	569,387	561,646	518,114
Allowance for loan losses	(13,324)	(17,730)	(7,657)	(5,230)	(4,972)

Loans, net	$421,567	$515,878	$561,730	$556,416	$513,142

The following shows loan portfolio maturities as of December 31, 2009.

	Maturity				Rate Structure for Loans Maturing over One Year
(in thousands)	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial	$7,007	$7,138	$251	$14,396	5,322	2,067
Real estate construction	145,777	28,819	931	175,527	17,945	11,805
All other loans	79,982	143,025	21,961	244,968	133,790	31,196

Total	$232,766	$178,982	$23,143	$434,891	$157,057	$45,068

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The provision for loan losses is based on management’s evaluation and assessment of the allowance for loan losses. This assessment includes procedures to estimate probable losses and determine the adequacy and appropriateness of the resulting allowance balance. The allowance for loan losses consists of two components: (1) a specific amount representative of identified credit exposures for each impaired loan based on an evaluation of the borrower and underlying collateral; and (2) a general amount based upon historical losses that have been adjusted to estimate current probable losses given various economic conditions and characteristics of the loan portfolio, as well as additional general qualitative factors.

We establish the specific amount by examining all impaired loans. Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent. Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are determined based on the fair value of the collateral. As of December 31, 2009, our impaired loans totaled $114.7 million of which $20.3 million have specific loss allocations of $5.3 million recorded. As of December 31, 2008, our impaired loans totaled $94.4 million of which $46.8 million had specific loss allocations of $12.5 million recorded. Effective with the second quarter of 2009, as mandated by the FDIC, all impaired loans with specific reserves determined based on collateral values, were required to be charged down to net realizable value by the amount of the specific reserve. The amount of these charge-offs to net realizable value for impaired loans amounted to $38.6 million, which is included in the total net charge-off amount for 2009 of $43.6 million.

The general allocation of the allowance for loan losses is based on historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Due to the imprecise nature of the loan loss estimation process and the effects of changing conditions, these risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine allocations in the Company’s analysis of the adequacy of the allowance for loan losses.

Table 4 - Allocation of Allowance for Loan Losses

As of December 31,

(amounts in thousands)

	2009		2008		2007		2006		2005
	Amount	Percent*	Amount	Percent*	Amount	Percent*	Amount	Percent*	Amount	Percent*
Real estate-commercial	$1,579	42.59	$2,549	33.97	$1,310	30.00	$1,570	30.02	$1,827	31.61
Real estate-construction	10,748	40.35	15,051	60.90	5,625	64.48	2,911	62.56	2,066	59.35
Real estate-1-4 family (1)	850	12.49	—	—	—	—	—	—	—	—
Commercial	63	3.31	62	3.97	637	4.17	499	5.83	554	7.02
Consumer	84	1.26	68	1.16	85	1.35	250	1.59	525	2.02

	$13,324	100.00	$17,730	100.00	$7,657	100.00	$5,230	100.00	$4,972	100.00

(1)	For the years 2005-2008, the allowance for loan loss allocation for Real estate 1-4 family was included in the Real estate-construction allocation.
*	Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 5 - Allowance for Loan Losses

Years ended December 31,

(in thousands)

	2009	2008	2007	2006	2005
Allowance at beginning of the period	$17,730	$7,657	$5,230	$4,972	$4,489

Loans charged off:
Real estate	(43,519)	(14,039)	(466)	(5)	(21)
Commercial	(23)	(128)	(33)	(148)	(12)
Consumer	(155)	(53)	(51)	(88)	(53)

	(43,697)	(14,220)	(550)	(241)	(86)

Recoveries:
Real estate	85	4	1	—	9
Commercial	22	1	1	—	1
Consumer	16	2	16	22	13

	123	7	18	22	23

Net charge-offs	(43,574)	(14,213)	(532)	(219)	(63)

Additions to allowance charged to operating expense	39,168	24,286	2,959	477	546

Balance at end of the period	$13,324	$17,730	$7,657	$5,230	$4,972

Total loans:
At year end	$434,891	$533,608	$569,387	$561,646	$518,114
Average	505,927	557,646	562,478	548,046	510,733

Allowance as percentage of year end loans	3.06%	3.32%	1.34%	0.93%	0.96%

As a percentage of average loans:
Net charge-offs	8.61%	2.55%	0.09%	0.04%	0.01%
Provision for loan losses	7.74%	4.36%	0.53%	0.09%	0.11%

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance for loan losses at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date. The amount each year is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. The increases in the provision and the allowance for loan losses compared to a year ago were due to higher charge-offs as a result of the mandated partial charge-off of collateral dependent impaired loans with specific reserves, increasing trends in substandard loans, deterioration in the collateral values leading to an expectation of higher charge-offs upon default, further weakening of the residential construction and housing markets, and the recessionary economic environment.

Management believes that the allowance for loan losses at December 31, 2009 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

Our bank is located in what has historically been one of the fastest growing areas of the United States, south Metro Atlanta. A large number of our loans were to developers and contractors to purchase land, develop subdivisions and build houses to meet the growing population. The slowing economy has impacted many of our customers, causing stress in our portfolio, and increasing our nonperforming assets, which include nonperforming loans and foreclosed properties, by 31% at December 31, 2009 compared to the same date in 2008. Total nonperforming assets amounted to $151.8 million and $116.3 million at December 31, 2009 and 2008, respectively. The following table summarizes our nonperforming assets by type.

Table 6 - Nonperforming Assets

As of December 31,

(in thousands)

	2009	2008	2007	2006	2005

Nonaccrual loans (NPLs)	$101,558	$77,804	$32,744	$416	$782

Loans past due 90 days or more and still accruing	471	20,066	4,714	1,001	4,173

Total nonperforming loans	$102,029	$97,870	$37,458	$1,417	$4,955

Foreclosed properties	49,732	18,398	10,374	1,411	194

Total nonperforming assets (NPAs)	$151,761	$116,268	$47,832	$2,828	$5,149

NPLs as a percentage of total loans	23.35%	14.58%	5.75%	0.07%	0.15%
NPAs as a percentage of loans and foreclosed properties	31.32%	21.06%	8.25%	0.50%	0.99%
NPAs as a percentage of total assets	24.69%	17.73%	6.65%	0.41%	0.82%

In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $2,030,000 in residential mortgages, $9,107,000 in construction loans and $10,201,000 in commercial real estate loans at December 31, 2009.

Nonperforming loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $102.0 million at December 31 2009, compared with $97.9 million at December 31, 2008. At December 31, 2009 and 2008, the ratio of non-performing loans to total loans was 23.35% and 14.58%, respectively.

The Company’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not both well secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue. The following table summarizes nonperforming loans by category.

Table 7 - Nonperforming Loans

As of December 31,

(dollars in thousands)

	2009		2008
Loan type	Nonperforming	Percent(1)	Nonperforming	Percent(1)

Real estate-commercial
Owner occupied	$9,917	9.76	$—	—
Non-owner occupied	5,169	5.09	592	0.76

Total real estate-commercial	15,086	14.85	592	0.76
Real estate construction	79,129	77.92	70,752	90.93
Real estate 1-4 family	6,369	6.27	6,144	7.90

Total real estate loans	100,584	99.04	77,488	99.59

Commercial loans	957	0.94	293	0.38
Consumer loans	17	0.02	23	0.03

Total commercial and consumer loan	974	0.96	316	0.41

Total loans	$101,558	100.00	$77,804	100.00

(1)	Percentage of total non performing loans

Nonperforming loans in the real estate construction category were $79.1 million at December 31, 2009, compared to $70.8 million at December 31, 2008, an increase of $ 8.3 million, or 12%. Other categories of non-performing assets have also increased, with commercial real estate loans increasing the most significant, to $15.1 million, up from $592,000 the prior year. The increases in this category of lending are indicative of the economic stresses being felt in the markets we serve.

The following tables summarize the composition of our foreclosed properties at December 31, 2009 and the activity in foreclosed properties for 2009 and 2008.

Table 8 - Composition of Foreclosed Properties

As of December 31, 2009

(amounts in thousands)

	Balance	Percent*

Completed Developments	$11,052	22.22
Incomplete Developments	7,200	14.48
Raw Land	7,909	15.90
Houses	12,188	24.51
Lots	6,771	13.62
Commercial Real Estate	4,612	9.27

Total	$49,732	100.00

*	Percent of total foreclosed properties

Table 9 - Foreclosed Properties Activity

Years ended December 31,

(amounts in thousands)

	2009	2008

Balance, beginning of year	$18,398	$10,394
Loans transferred to foreclosed properties	43,466	14,111
Capitalized costs to properties	249	—
Cash sales proceeds	(8,360)	(1,944)
Financed sales	(248)	(928)
Loss on sale of properties	(1,219)	(324)
Impairment losses	(2,554)	(2,911)

Balance, end of year	$49,732	$18,398

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. For the twelve months ended December 31, 2009, and 2008, the Company transferred $43.5 million and $14.1 million, respectively, of loans into foreclosed property. During 2009, proceeds from sales of foreclosed properties were $8.6 million which includes $248,000 in sales that were financed by the Company.

Investment Securities

The investment portfolio provides the Company with a source of liquidity and a relatively stable source of income. The Company’s investment policy focuses on the use of the securities portfolio to manage the interest rate risk created by the inherent mismatch of the loan and deposit portfolios. The Company’s asset/liability management committee meets quarterly to review economic trends and makes recommendations as to the structure of the securities portfolio based upon this review and the Company’s projected funding needs.

The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, U.S. Government agency securities and municipal securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay without prepayment penalties. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining interest rate environment, the Company may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of an asset that yields a below-market rate for a longer period of time. The following table shows the carrying value of the Company’s securities.

Table - 10 Carrying Value of Investment Securities

As of December 31,

(in thousands)

	2009	2008	2007

Government sponsored agencies	$29,689	$26,063	$58,414
Mortgage-backed securities	31,943	28,272	24,723
Municipal securities	11,240	9,482	8,745

	72,872	63,817	91,882
Equity securities	1,266	1,643	1,898

	$74,138	$65,460	$93,780

Total securities available for sale increased $11.7 million from the end of 2008. We continued to purchase securities throughout 2009, to use excess liquidity from the decline in loans and to reinvest the proceeds of maturing securities. At December 31, 2009, securities available for sale represented 12% of total assets compared to 9% at December 31, 2008. The effective duration of the investment portfolio based on expected maturities was 2.49 years compared with 2.06 years at December 31, 2008. The following table presents the contractual maturity of investment debt securities by maturity date and average yields based on amortized cost. The composition and maturity/repricing distribution of the debt securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 11- Expected Maturity of Investment Securities

As of December 31, 2009

(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total

Government sponsored agencies	$2,019	$14,637	$12,027	$1,006	$29,689
Mortgage backed securities	—	727	10,566	20,650	31,943
Municipal securities	2,058	4,106	3,350	1,726	11,240

Total securities	$4,077	$19,470	$25,943	$23,382	$72,872

Weighted average yield (1)	3.21%	2.55%	4.01%	4.51%	3.73%

(1)	Based on amortized cost, not stated on a tax equivalent basis

At December 31, 2009, the Company had 44% of its total investment securities portfolio in mortgage backed securities, compared with 47% at December 31, 2008. Due to a lack of loan demand, we continued to purchase additional mortgage-backed securities in order to obtain a favorable yield with low risk. See Note 3 to the Consolidated Financial Statements for further discussion of the investment portfolio and related fair value.

Deposits

Total average deposits for 2009 and 2008 were $609 million. When considering average brokered deposits of $62.1 million in 2009 and $21.3 million in 2008, total average core and other deposits declined by $41.0 million or 7% from 2008 to 2009. Although deposits were down in all categories, the majority of the decline was centered in money market accounts and time deposits less than $100,000 as we lowered our deposit rates to reflect slowing demand on the asset side of the balance sheet, resulting in some customers moving funds to higher yielding investments. With diminished loan demand, we have sufficient liquidity to fund our balance sheet without relying on funding other than customer deposits. Because we are not well-capitalized under prompt corrective action, we are unable to renew existing brokered certificates. We do not plan on increasing our brokered certificates in the near future and have sufficient liquidity to pay off the brokered certificates as they mature. The following table sets forth the scheduled maturities of time deposits and brokered time deposits.

Table 12 - Maturities of Time Deposits

As of December 31, 2009

(in thousands)

	Six Months or Less	Six Months to One Year	One Year to Five Years	Five Years or Greater	Total

Time deposits less than $100,000	$98,658	$63,929	$48,530	$—	$211,117
Times deposits greater than $100,000	60,431	30,061	36,766	—	127,258
Brokered deposits	23,649	—	40,331	—	63,980

Total	$182,738	$93,990	$125,627	$—	$402,355

Other Funding Sources

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, advances, secured by a portion of our investment portfolio, totaling $1.2 million were outstanding at December 31, 2009. We plan on repaying these advances in full when they mature in April 2010.

At December 31, 2009, the Bank had sufficient qualifying collateral pledged to the Federal Reserve Bank of Atlanta to secure discount window capacity of approximately $23 million.

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

At December 31, 2009, we had loan commitments outstanding of $36 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $5.2 million for the year ended December 31, 2009. The major adjustments to net loss to arrive at cash provided by operating activities were noncash expenses of depreciation, provision for loan losses, write off of interest reserve loans, losses on foreclosed properties, deferred taxes and other smaller items which totaled $54.3 million, and more than offset uses of cash that included the net loss of $36.7 million and an increase in income taxes receivable and other items of $12.4 million. Net cash used in investing activities of $1.9 million consisted primarily of cash provided from a decrease in loans of $9.6 million and $8.0 million from the sale of foreclosed properties, offset by a net increase in overnight balances and investment securities of $19.3 million and purchases of premises and equipment of $224,000. The $5.5 million of net cash used in financing activities consisted primarily of a net decrease in deposits of $4.3 million and repayments of other borrowings of $1.2 million. In the opinion of management, the Company’s liquidity position at December 31, 2009 is sufficient to meet its expected cash flow requirements.

Capital Resources

Since January 6, 2009, the Bank has operated under a Memorandum of Understanding (“MOU”) with the Georgia Department of Banking and Finance, (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”). The MOU, which relates primarily to the Bank’s asset quality and loan loss reserves, requires that the Bank submit plans and reports to the DBF and FDIC (the “Supervisory Authorities) regarding its loan portfolio and profit plans, among other matters. The MOU also requires that the Bank maintain its Tier 1 Leverage Capital ratio at not less than 8% and an overall well-capitalized position as defined in applicable FDIC rules and regulations during the life of the MOU. Additionally, the MOU requires that, prior to declaring or paying any cash dividends, the Bank must obtain the prior written consent of the Supervisory Authorities. The Bank believes it is in compliance with all items outlined in the MOU except the minimum capital requirements. In addition to the MOU, on March 12, 2009, the Board of Directors of the Company adopted a board resolution (the “Resolution”) proposed by the Federal Reserve Bank of Atlanta (the “FRB-Atlanta”) to not incur additional indebtedness, pay cash dividends or repurchase outstanding stock without prior regulatory approval.

As a result of examination findings in mid 2009 by the Supervisory Authorities, it is anticipated that the Bank’s Directors will enter into a Consent Order (the “Order”) with the Supervisory Authorities to improve the condition of the Bank. Specifically, the Order as currently contemplated requires: increased involvement by the Bank’s Board of Directors; an assessment of current and future management and staffing needs; reductions in adversely classified assets; improvement in the overall quality and management of the loan portfolio; adequate allowance for loan losses; a Tier I leverage capital ratio of not less than 8% and a Total Risk Based capital ratio of not less than 10%; establishment of a plan to maintain adequate liquidity including a prohibition on accepting brokered deposits and a limitation on interest rates paid on all deposits; prior Supervisory Authority approval to pay cash dividends or Board of Director compensation; and adoption of an annual strategic plan and budget. The Order also will establish both a framework and timeframes for the Bank reporting on its compliance with the provisions of the Order. Most of the provisions of the proposed Order are already being addressed by management, thus it is not contemplated that the Order will significantly change how the Bank is currently being operated. However, there can be no assurance that the bank will be successful in meeting all of the requirements of the Order.

If we fail to adequately address, or make substantial progress towards resolution of the regulatory concerns in the Order, the Supervisory Authorities may take further action including, but not limited to, additional requirements for maintaining sufficient capital under the Order. An ongoing failure to adequately address or make substantial progress towards addressing the concerns of our regulators could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets.

At December 31, 2009, we were considered significantly undercapitalized under regulatory guidelines. The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of December 31, 2009 are as follows:

	Consolidated	Bank	Regulatory Requirement

Leverage Capital Ratios	3.38%	3.35%	5.00%

Risk Based Capital Ratios:
Tier 1	4.30%	4.27%	6.00%
Total	5.55%	5.51%	10.00%

Recent Operating Losses and Impact on Capital

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized as of December 31, 2009. In addition, as described more fully in Note 13, to the Company’s 2009 financial statements, it is expected that in early April 2010, the Bank will enter into a Stipulation and Consent Agreement with the Supervisory Authorites agreeing to the issuance of a an Order. The Order stipulates, among other conditions, that the Bank will reach and maintain a Tier 1 capital ratio equal to or exceeding 8%. There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities. Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s financial statements for 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the Bank not having adequate capital or liquidity to continue to operate or from any extraordinary regulatory action, either of which would affect its ability to continue as a going concern. Management of the Company has taken certain steps in an effort to continue with safe and sound banking practices.

Actions have been initiated to mitigate lending exposure, strengthen the loan portfolio, and protect the Bank’s collateral interests, as well as to reduce operating costs and provide for positive cash flows throughout 2010. As a result of these and other actions, and as more fully discussed in Note 13 of the Company’s 2009 financial statements, the Bank has generated sufficient earnings since the end of 2009 to improve its Tier 1 Capital level to in excess of 4% which is considered by the Supervisory Authorities as undercapitalized, rather than significantly undercapitalized. Although there are no assurances, management believes that based on current projections, the Bank will be able to maintain this level of capital for 2010.

In addition, the Capital Committee of the Board of Directors continues to review various alternatives for increasing the Bank’s capital and has asked management to prepare the necessary documentation to use in an offering of common stock at such time, most likely in the second or third quarter of 2010, that it is deemed appropriate to offer common stock for sale to qualified investors. However, there can be no assurance that any offering of common stock will be successful in raising sufficient capital to return the Bank to the required capital levels.

Effects of Inflation

A bank’s asset and liability structure is substantially different from that of a general business corporation in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories. Inflation has an important effect on the growth of total assets and the resulting need to increase equity capital at higher than nominal rates in order to maintain an appropriate equity to assets ratio.

The Company’s management believes the effect of inflation on financial results depends on our ability to react to changes in interest rates and, by such reaction, reduce the inflationary effect on performance. We have an asset/liability management program to monitor and manage the Company’s interest rate sensitivity position. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

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

GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change. We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 200 basis point increase and decrease in rate. The 4th quarter model reflects an increase of 18% in net interest income and a 14% increase in economic value of equity for a 200 basis point increase in rates. The same model shows a 10% decrease in net interest income and a 28% decrease in economic value of equity for a 200 basis point decrease in rates. Our asset liability committee monitors the simulation on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value of equity in the projected rate environment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Registrant and its subsidiaries are included herein as follows:

Henry County Bancshares, Inc.

and Subsidiaries

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Henry County Bancshares, Inc.

Stockbridge, Georgia

We have audited the accompanying consolidated balance sheets of Henry County Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry County Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations due to the economic downturn, which has resulted in declining levels of capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry County Bancshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2010 expressed an unqualified opinion.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

March 29, 2010

HENRY COUNTY BANCSHARES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and December 31, 2008

Assets

(in thousands, except share and per share amounts)	2009	2008

Cash and due from banks	$11,887	$14,039
Interest-bearing excess Federal Reserve balances	25,700	—
Interest-bearing deposits in banks	635	1,500
Federal funds sold	—	14,300
Securities available for sale, at fair value	72,177	60,456
Securities held to maturity (fair value approximates $705 and $3,350)	695	3,361
Restricted equity securities, at cost	1,266	1,643
Loans held for sale	499	—

Loans	434,891	533,608
Less allowance for loan losses	13,324	17,730

Loans, net	421,567	515,878

Premises and equipment	9,481	9,776
Foreclosed properties	49,732	18,398
Income taxes receivable	17,457	6,121
Other assets	3,552	10,405

Total assets	$614,648	$655,877

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$59,831	$68,210
Interest-bearing	526,270	522,266

Total deposits	586,101	590,476

Other borrowings	1,436	2,598
Other liabilities	3,784	3,460

Total liabilities	591,321	596,534

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.6 shares issued	35,972	35,972
Capital surplus	740	740
Retained earnings (deficit)	(12,491)	24,161
Accumulated other comprehensive income	1,425	789
Less cost of treasury stock, 143,060 shares	(2,319)	(2,319)

Total stockholders’ equity	23,327	59,343

Total liabilities and stockholders’ equity	$614,648	$655,877

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended December 31, 2009, 2008 and 2007

(in thousands, except shares and per share data)	2009	2008	2007

Interest income
Loans	$18,586	$31,538	$45,568
Taxable securities	2,370	3,641	5,255
Nontaxable securities	300	355	378
Deposits in banks	12	38	74
Federal Reserve balances	57	—	—
Federal funds sold	23	212	1,082

Total interest income	21,348	35,784	52,357

Interest expense
Deposits	14,700	19,371	25,336
Other borrowings	52	257	971

Total interest expense	14,752	19,628	26,307

Net interest income	6,596	16,156	26,050
Provision for loan losses	39,168	24,286	2,959

Net interest income (loss) after provision for loan losses	(32,572)	(8,130)	23,091

Other operating income
Service charges on deposit accounts	1,602	1,362	1,354
Other service charges and fees	813	942	1,018
Mortgage banking income	455	377	600

Total other income	2,870	2,681	2,972

Other expenses
Salaries and employee benefits	6,654	7,340	8,153
Occupancy and equipment expenses	1,570	1,698	1,647
Foreclosed properties, net	5,145	3,559	189
FDIC and regulatory	1,888	527	132
Other operating expenses	2,802	2,346	2,398

Total other expenses	18,059	15,470	12,519

Earnings (loss) before income taxes	(47,761)	(20,919)	13,544

Income tax expense (benefit)	(11,109)	(6,572)	4,835

Net earnings (loss)	$(36,652)	$(14,347)	$8,709

Earnings (loss) per share	$(2.57)	$(1.01)	$0.61

Weighted average shares outstanding	14,245,690	14,245,715	14,314,171

Cash dividends per share	$—	$0.15	$0.28

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC.

AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2009, 2008 and 2007

(in thousands)	2009	2008	2007

Net earnings (loss)	$(36,652)	$(14,347)	$8,709

Other comprehensive income, net of tax

Unrealized holding gains on investment securities available for sale arising during year	230	535	902

Associated tax benefit (expense)	406	(182)	(307)

Total other comprehensive income, net of tax	636	353	595

Total comprehensive income (loss)	$(36,016)	$(13,994)	$9,304

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2009, 2008 and 2007

					Accumulated
				Retained	Other			Total
	Common Stock			Earnings	Comprehensive	Treasury Stock		Stockholders’
(in thousands, except share and per share amounts)	Shares	Par Value	Surplus	(Deficit)	Income (Loss)	Shares	Cost	Equity

Balance, December 31, 2006	14,388,750	$35,972	$740	$35,942	$(159)	67,282	$(1,296)	$71,199
Net earnings	—	—	—	8,709	—	—	—	8,709
Cash dividends declared, $.28 per share	—	—	—	(4,006)	—	—	—	(4,006)
Purchase of treasury stock	—	—	—	—	—	81,000	(1,093)	(1,093)
Reissuance of treasury stock	—	—	—	—	—	(9,722)	131	131
Other comprehensive income	—	—	—	—	595	—	—	595

Balance, December 31, 2007	14,388,750	35,972	740	40,645	436	138,560	(2,258)	75,535
Net loss	—	—	—	(14,347)	—	—	—	(14,347)
Cash dividends declared, $.15 per share	—	—	—	(2,137)	—	—	—	(2,137)
Purchase of treasury stock	—	—	—	—	—	4,500	(61)	(61)
Other comprehensive income	—	—	—	—	353	—	—	353

Balance, December 31, 2008	14,388,750	35,972	740	24,161	789	143,060	(2,319)	59,343
Net loss	—	—	—	(36,652)	—	—	—	(36,652)
Other comprehensive income	—	—	—	—	636	—	—	636

Balance, December 31, 2009	14,388,750	$35,972	$740	$(12,491)	$1,425	143,060	$(2,319)	$23,327

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(in thousands)	2009	2008	2007

Operating Activities
Net earnings (loss)	$(36,652)	$(14,347)	$8,709
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	519	679	678
(Increase) decrease in loans held for sale	(499)	950	(284)
Provision for loan losses	39,168	24,286	2,959
Write off of interest reserve loans	2,410	—	—
Impairment losses on foreclosed properties	2,554	2,911	—
Loss on restricted equity securities	275	—	—
Deferred income taxes	6,383	(2,494)	(1,803)
Net losses on sale of foreclosed properties	1,219	324	25
Decrease (increase) in interest receivable	942	3,992	(378)
(Decrease) increase in interest payable	(585)	(745)	304
Increase in income taxes receivable	(11,336)	(5,712)	(409)
Decrease in income taxes payable	—	—	(116)
Net other operating activities	843	267	(53)

Net cash provided by operating activities	5,241	10,111	9,632

Investing Activities
Purchases of securities available for sale	(54,193)	(50,790)	(116,222)
Proceeds from maturities of securities available for sale	42,702	78,586	113,785
Purchases of securities held to maturity	—	—	(1,346)
Proceeds from maturities of securities held to maturity	2,666	804	1,510
Retirement of restricted equity securities	102	254	472
Net increase in interest-bearing excess Federal Reserve balances	(25,700)	—	—
Net decrease (increase) in federal funds sold	14,300	(4,800)	(4,000)
Net decrease (increase) in interest-bearing deposits in banks	865	1,232	(2,437)
Net decrease (increase) in loans	9,515	8,384	(18,099)
Additions to foreclosed properties	(249)	—	—
Proceeds from sale of foreclosed properties	8,360	1,944	816
Purchase of premises and equipment	(224)	(114)	(1,083)

Net cash (used in) provided by investing activities	(1,856)	35,500	(26,604)

Financing Activities
Net (decrease) increase in deposits	(4,375)	(35,374)	30,978
Net repayments of other borrowings	(1,162)	(10,826)	(10,797)
Dividends paid	—	(2,137)	(4,006)
Purchase of treasury stock	—	(61)	(1,093)
Reissuance of treasury stock	—	—	131

Net cash provided by (used in) financing activities	(5,537)	(48,398)	15,213

Net decrease in cash and due from banks	(2,152)	(2,787)	(1,759)

Cash and due from banks, beginning of year	14,039	16,826	18,585

Cash and due from banks, end of year	$11,887	$14,039	$16,826

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

(in thousands)	2009	2008	2007

Supplemental Disclosures of Cash Flow Information

Cash paid (received) for:
Interest	$15,337	$20,373	$26,003

Income taxes	$(6,121)	$1,480	$7,018

Noncash transactions
Other real estate acquired in settlement of loans	$43,466	$14,111	$9,890

Financed sales of other real estate owned	$248	$928	$74

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Henry County Bancshares, Inc. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, The First State Bank, (the “Bank”) and the Bank’s wholly-owned subsidiary, First Metro Mortgage Co. (“First Metro”). The Bank is a commercial bank located in Stockbridge, Henry County, Georgia with six other branches located in Henry County. The Bank provides a full range of banking services in its primary market area of Henry County and surrounding counties. Until December 15, 2009 when it suspended operations, First Metro, also located in Stockbridge, provided mortgage loan origination services in the same primary market area as the Bank. The Bank intends on keeping the licensing in place for First Metro and possibly resuming mortgage operations in the future.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred income taxes. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management regularly evaluates the collateral value and incorporates extensive use of outside appraisals.

The Company has evaluated all transactions, events, and circumstances for consideration or disclosure through the date these financial statements were issued or available to be issued, and has reflected or disclosed those items within the consolidated financial statements and related footnotes as deemed appropriate.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash, Due from Banks and Cash Flows

For purposes of reporting consolidated cash flows, cash and due from banks includes cash on hand, cash items in process of collection, and amounts due from banks. Cash flows from loans, interest-bearing deposits at the Federal Reserve and in banks, federal funds sold and deposits are reported net.

The Bank is required to maintain average balances in cash or on deposit with the Federal Reserve Bank. The Bank was not required to maintain reserve balances or deposits with the Federal Reserve Bank at December 31, 2009 or at December 31, 2008. The Federal Reserve Bank pays interest on excess reserve balances of the Bank on deposit with the Federal Reserve.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Management evaluates investment securities for other than temporary impairment on a quarterly basis. A decline in the fair value of available for sale and held to maturity securities below cost that is deemed other than temporary is charged to earnings for a decline in value deemed to be credit related. Management considers, in determining whether other than temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Restricted Equity Securities

The Company is required to maintain an investment in capital stock of various entities. Based on redemption provisions of these entities, the stock has no quoted market value and is carried at cost. At their discretion, these entities may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in these stocks.

Loans Held for Sale

Loans held for sale consist of mortgage loans originated by the Company, which the Company intends to sell into the secondary market and are carried at the lower of cost or fair value, as determined by the aggregate outstanding commitments from investors. These loans are sold with servicing rights attached; therefore, no servicing rights are retained by the Company.

The Company sells mortgage loans to investors under various blanket agreements. Under the agreements, investors generally have a limited right of recourse to the Company for normal representations and warranties and, in some cases, delinquencies within the first three to six months, which lead to loan default and foreclosure. These recourse provisions represent off-balance sheet risks in the normal course of business. Any liability applicable to loans sold with recourse would be included in other liabilities. No recourse liability was required at December 31, 2009 or December 31, 2008.

Mortgage banking income in the statement of income includes gains and losses on the sale of loans and miscellaneous fees received from borrowers. Gains and losses on the sale of loans are recognized at the settlement date and are determined by the difference between the selling price and the carrying value of the loans sold.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances less deferred fees and costs on originated loans and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Loan origination fees, net of certain direct origination costs, for all loans, other than consumer loans, are deferred and recognized in income over the life of the loans using a method which approximates a level yield.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Loans, continued

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, or at the time the loan is 90 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal and interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrual of interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash basis, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest when due. Loans that experience insignificant payment delays and payment shortfalls are not classified as impaired. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Allowance for Loan Losses, continued

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the uncollectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower’s ability to pay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For impaired loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-impaired loans and is based on historical loss experience adjusted for other qualitative factors. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation computed primarily on the straight-line method over the estimated useful lives of the assets.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreclosed Properties

Foreclosed properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less selling costs. Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent write-downs to the value are expensed.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (FASB ASC 740, Income Taxes). On January 1, 2009, the Company adopted the recent accounting guidance related to accounting for uncertainty in income taxes, which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.

The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense or benefit reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense or benefit results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment. Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Income Taxes, continued

The valuation allowance for deferred tax assets at December 31, 2009 and 2008 was $9,089,000 and $1,970,000, respectively. There was not a deferred tax asset balance at December 31, 2009 and the deferred tax asset balance at December 31, 2008 of $6,383,000, before deducting the deferred tax on securities available for sale, was equal to the amount of refunds recoverable in open carryback years.

Earnings (Losses) Per Share

Earnings (losses) per share represent earnings or (losses) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Reclassifications

Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Fair Value of Financial Instruments

Fair values of financial instruments are estimates using relevant market information and other assumptions, as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles). This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in FASB ASC has become nonauthoritative. FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance, and provide the basis for conclusions on the changes to FASB ASC. FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC. This guidance is effective for the Company as of December 31, 2009.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (FASB ASC 320-10). This recent accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairment losses on debt and equity securities. The recent guidance replaced the “intent and ability” indication in previous guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it is to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

The Company adopted accounting guidance related to fair value measurements and disclosures (FASB ASC 820, Fair Value Measurements and Disclosures). This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance establishes a fair value hierarchy as to the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In addition, the following accounting pronouncements were issued by FASB, but are not yet effective:

FASB issued accounting guidance which modifies certain guidance contained in the Transfers and Servicing topic of FASB ASC (FASB ASC 860). This standard eliminates the concept of qualifying special purpose entities, provides guidance as to when a portion of a transferred financial asset can be evaluated for sale accounting, provides additional guidance with regard to accounting for transfers of financial assets, and requires additional disclosures. This guidance is effective for the Company as of January 1, 2010, with adoption applied prospectively for transfers that occur on or after the effective date.

2) RECENT OPERATING LOSSES AND IMPACT ON CAPITAL

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized as of December 31, 2009. In addition, as described more fully in Note 13, it is expected that in early April 2010, the Bank will enter into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) (collectively, the “Supervisory Authorities”) agreeing to the issuance of a Consent Order (the “Order”). The Order stipulates, among other conditions, that the Bank will reach and maintain a Tier 1 capital ratio equal to or exceeding 8%. There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities. Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of the Bank not having adequate capital or liquidity to continue to operate or from any extraordinary regulatory action, either of which would affect its ability to continue as a going concern. Management of the Company has taken certain steps in an effort to continue with safe and sound banking practices.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

2) RECENT OPERATING LOSSES AND IMPACT ON CAPITAL, continued

Actions have been initiated to mitigate lending exposure, strengthen the loan portfolio, and protect the Bank’s collateral interests, as well as to reduce operating costs and provide for positive cash flows throughout 2010. As a result of these and other actions, and as more fully discussed in Note 13, the Bank has generated sufficient earnings since the end of 2009 to improve its Tier 1 Capital level to in excess of 4% which is considered by the Supervisory Authorities as undercapitalized, rather than significantly undercapitalized. Although there are no assurances, management believes that based on current projections, the Bank will be able to maintain this level of capital for 2010.

In addition, the Capital Committee of the Board of Directors continues to review various alternatives for increasing the Bank’s capital and has asked management to prepare the necessary documentation to use in an offering of common stock at such time, most likely in the second or third quarter of 2010, that it is deemed appropriate to offer common stock for sale to qualified investors. However, there can be no assurance that any offering of common stock will be successful in raising sufficient capital to return the Bank to the required capital levels.

3) SECURITIES

The amortized cost and fair value of securities are summarized as follows:

Securities Available for Sale

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009:
U.S. Government sponsored agencies	$29,581	$216	$(108)	$29,689
State and municipal securities	10,461	169	(85)	10,545
Mortgage-backed securities	30,710	1,284	(51)	31,943

	$70,752	$1,669	$(244)	$72,177

December 31, 2008:
U.S. Government sponsored agencies	$25,720	$343	$—	$26,063
State and municipal securities	6,035	94	(8)	6,121
Mortgage-backed securities	27,506	848	(82)	28,272

	$59,261	$1,285	$(90)	$60,456

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

3) SECURITIES, continued

Securities Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2009:
State and municipal securities	$695	$11	$(1)	$705

December 31, 2008:
State and municipal securities	$3,360	$15	$(26)	$3,349
Mortgage-backed securities	1	—	—	1

	$3,361	$15	$(26)	$3,350

The amortized cost and fair value of debt securities as of December 31, 2009 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Securities Available for Sale		Securities Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$3,863	$3,908	$170	$173
Due after one year through five years	18,050	18,219	525	532
Due after five years through ten years	15,368	15,376	—	—
After ten years	2,761	2,731	—	—
Mortgage-backed securities	30,710	31,943	—	—

	$70,752	$72,177	$695	$705

Securities with a carrying value of $21,170,000 at December 31, 2009 and $31,500,000 at December 31, 2008 were pledged to secure public deposits and for other purposes required or permitted by law.

There were no sales of securities available for sale for the years ended December 31, 2009, 2008 and 2007.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

3) SECURITIES, continued

During 2009, the Company recorded an impairment charge of $275,000 on capital stock in a failed financial institution which provided correspondent banking services to community banks.

Restricted equity securities are summarized as follows:

(in thousands)	December 31, 2009	December 31, 2008
Federal Home Loan Bank stock	$1,266	$1,368
Correspondent Bank Stock	—	275

	$1,266	$1,643

Information pertaining to securities with gross unrealized losses at December 31, 2009 and December 31, 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Securities Available for Sale

	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
U. S. Government sponsored agencies	$5,888	$108	$—	$—
State and municipal securities	2,923	85	—	—
Mortgage-backed securities	2,019	51	—	—

Total temporarily impaired securities	$10,830	$244	$—	$—

December 31, 2008
U. S. Government sponsored agencies	$—	$—	$—	$—
State and municipal securities	198	8	—	—
Mortgage-backed securities	2,996	37	843	45

Total temporarily impaired securities	$3,194	$45	$843	$45

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

3) SECURITIES, continued

Securities Held to Maturity

	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
U. S. Government sponsored agencies	$—	$—	$—	$—
State and municipal securities	—	—	249	1
Mortgage-backed securities	—	—	—	—

Total temporarily impaired securities	$—	$—	$249	$1

December 31, 2008
U. S. Government sponsored agencies	$—	$—	$—	$—
State and municipal securities	—	—	574	26
Mortgage-backed securities	—	—	—	—

Total temporarily impaired securities	$—	$—	$574	$26

The unrealized losses on the Company’s investment in state and municipal securities are caused by changes in interest rates. The Company’s investments in state and municipal securities consist primarily of general obligations of municipalities located in the state of Georgia. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009 and December 31, 2008.

The unrealized losses on the Company’s investment in both direct obligations of federal agencies and mortgage-backed securities guaranteed by federal agencies were also caused by changes in interest rates. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009 and December 31, 2008.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

4) LOANS

The composition of loans is summarized as follows:

	December 31,
(in thousands)	2009	2008
Real estate – commercial
Owner occupied	$170,410	$155,815
Non-owner occupied	14,793	25,440
Real estate – construction	175,527	263,052
Real estate – 1-4 family	54,332	61,980
Commercial	14,396	21,181
Consumer	5,468	6,209

	434,926	533,677
Deferred loan fees	(35)	(69)
Allowance for loan losses	(13,324)	(17,730)

Loans, net	$421,567	$515,878

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
(amounts in thousands)	2009	2008	2007
Balance, beginning of year	$17,730	$7,657	$5,230
Provision for loan losses	39,168	24,286	2,959
Loans charged off	(43,697)	(14,220)	(550)
Recoveries of loans previously charged off	123	7	18

Balance, end of year	$13,324	$17,730	$7,657

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

4) LOANS, continued

A loan is considered impaired, in accordance with the impairment accounting guidance (FASB ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as impaired. At December 31, 2009, the Company had $853,000 in residential mortgages, $54,567,000 in construction loans and $11,335,000 in commercial real estate loans that were modified in troubled debt restructuring and impaired. In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $2,030,000 in residential mortgages, $9,107,000 in construction loans and $10,201,000 in commercial real estate loans at December 31, 2009.

The following is a summary of information pertaining to impaired loans, nonaccrual loans, and loans past due ninety days or more. This summary excludes performing troubled debt restructurings.

(amounts in thousands)	December 31, 2009	December 31, 2008	December 31, 2007
Impaired loans without a valuation reserve	$94,382	$47,637	$8,058
Impaired loans with a valuation reserve	20,334	46,767	29,487

Total impaired loans	$114,716	$94,404	$37,545

Valuation allowance related to impaired loans	$5,284	$12,496	$3,427
Average investment in impaired loans	105,966	68,561	15,671
Interest income recognized on impaired loans	206	875	—
Interest income recognized on a cash basis on impaired loans	68	4	—
Nonaccrual loans	101,558	77,804	32,744
Loans past due ninety days or more and still accruing interest	471	20,066	4,714

No additional funds are committed to be advanced in connection with impaired loans.

Included in real estate construction loans above, at December 31, 2009 are $158,731,000 of interest only loans of which 86% have interest due on at least a semiannual basis and 14% have interest due at maturity.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

4) LOANS, continued

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans (in thousands) for the year ended December 31, 2009 are as follows:

Balance, beginning of year	$125
Advances	113
Repayments	(75)

Balance, end of year	$163

5) FORECLOSED PROPERTIES

A summary of activity in foreclosed properties is as follows:

	Years Ended December 31,
(in thousands)	2009	2008

Balance, beginning of year	$18,398	10,394
Loans transferred to foreclosed properties	43,466	14,111
Capitalized costs to properties	249	—
Cash sales proceeds	(8,360)	(1,944)
Financed sales	(248)	(928)
Loss on sale of properties	(1,219)	(324)
Impairment losses	(2,554)	(2,911)

Balance, end of year	$49,732	$18,398

Expenses applicable to foreclosed assets include the following:

	Years Ended December 31,
(in thousands)	2009	2008	2007

Net loss on sales of real estate	$1,219	$324	$26
Impairment losses	2,554	2,911	—
Operating expenses, net of rental income	1,372	324	163

	$5,145	$3,559	$189

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

6) PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2009	2008

Land	$2,674	$2,674
Buildings	10,447	10,436
Equipment	5,039	4,826

	18,160	17,936
Accumulated depreciation	(8,679)	(8,160)

	$9,481	$9,776

7) DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 was $127,258,000 and $134,716,000 respectively. Brokered deposits totaled $63,980,000 and $44,795,000 at December 31, 2009 and 2008 respectively. The scheduled maturities of time deposits (in thousands) at December 31, 2009 are as follows:

2010	$276,728
2011	53,476
2012	25,083
2013	37,093
2014	9,975

$402,355

At December 31, 2009 and 2008, overdraft demand and savings deposits reclassified to loans totaled $51,000 and $179,000, respectively. Deposits from related parties held by the Bank at December 31, 2009 and 2008 amounted to $7,645,000 and $11,411,000 respectively. At December 31, 2009 the Company had deposits to one public depositor totaling $11,173,000.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

8) OTHER BORROWINGS

	December 31,
(in thousands)	2009	2008
Advance from Federal Home Loan Bank with interest at 4.00%, payable monthly, with principal due April 19, 2010	$1,000	$1,000
Advance from Federal Home Loan Bank with interest at 3.16%, payable monthly, and principal due quarterly with a final principal payment due April 19, 2010	214	643
Treasury tax and loan note option account, with interest at .25% less than the federal funds rate, due on demand	222	955

	$1,436	$2,598

Advances from the Federal Home Loan Bank are secured by securities with a carrying value of $3,440,000.

At December 31, 2009, the Company has an unused line of credit with the Federal Reserve Bank of Atlanta, secured by a portion of the Company’s commercial loan portfolio with a carrying value of $62,506,000. The amount of the line available for the Company’s use is approximately 34% of the amount pledged.

9) EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Company has a noncontributory profit-sharing plan covering substantially all Bank employees. There were no contributions to the plan charged to expense during 2009 and 2008, and $344,500 was contributed and charged to expense during 2007.

401(k) Retirement Plan

The Company has a contributory 401(k) retirement plan covering substantially all employees. The Company matches 50% of an employee’s contribution up to a maximum amount equal to 4% of the contributing employee’s salary. Effective November 1, 2009, the Company suspended the matching of employee contributions. Matching contributions charged to expense during 2009, 2008, and 2007 amounted to $62,163, $84,325 and $89,518, respectively.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

9) EMPLOYEE BENEFIT PLANS, continued

Deferred Compensation Plan

The Company has various deferred compensation agreements providing for retirement benefits for certain current and past officers. Amounts charged to expense under these agreements totaled $39,886, $59,844 and $56,320 for the years ended December 31, 2009, 2008 and 2007, respectively. Retirement benefits paid amounted to $26,570 and $26,574 for the years ended December 31, 2009 and 2008. Accrued deferred compensation of $653,546 and $640,230 is included in other liabilities as of December 31, 2009 and 2008, respectively.

10) INCOME TAXES

The allocation of income tax expense (benefit) between current and deferred income taxes is as follows:

	Years Ended December 31,
(amounts in thousands)	2009	2008	2007

Current
Federal	$(17,191)	$(3,526)	$6,105
State	(301)	(552)	533

Deferred
Federal	(735)	(3,523)	(1,542)
State	(486)	(941)	(261)
Valuation allowance	7,604	1,970	—

Income tax expense (benefit)	$(11,109)	$(6,572)	$4,835

The Company’s income tax expense (benefit) differs from the amounts computed by applying the federal income tax statutory rates to income (loss) before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
(amounts in thousands)	2009	2008	2007

Income taxes (benefit) at federal statutory rate	$(16,717)	$(7,321)	$4,740
Tax-exempt interest	(62)	(109)	(124)
State income taxes (benefit)	(1,921)	(1,190)	117
Valuation allowance	7,604	1,970	—
Surtax exemption	230	(98)	(23)
Other items, net	(243)	176	125

Income tax expense (benefit)	$(11,109)	$(6,572)	$4,835

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

10) INCOME TAXES, continued

The components of the net deferred tax assets, included in other assets, are as follows:

	December 31,
(amounts in thousands)	2009	2008

Deferred tax assets:
Loan loss reserves	$5,154	$6,858
Net operating loss carryforward	1,463	—
Deferred compensation	253	248
Deferred loan fees	14	26
Foreclosed properties expense	1,915	929
Unused state tax credits	819	333
Contributions	3	3

	9,621	8,397
Valuation allowance	(9,089)	(1,970)

	532	6,427

Deferred tax liabilities:
Securities available for sale	485	406
Depreciation	47	44

	532	450

Net deferred tax assets	$—	$5,977

The increase in the valuation allowance of $7,119,000 plus the derecognition of deferred tax liabilities of $485,000 related to securities available for sale equals the income statement valuation allowance tax expense effect of $7,604,000.

At December 31, 2009, the Company had state net operating loss carryforwards of approximately $35,192,000 that begin to expire in 2030 if not previously utilized and $482,000 in federal net operating loss carryforwards that being to expire in 2030 if not previously utilized.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

11) COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

(in thousands)	December 31, 2009	December 31, 2008

Standby letters of credit	$2,671	$6,259

Commitments to extend credit	36,236	68,194

	$38,907	$74,453

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

11) COMMITMENTS AND CONTINGENCIES, continued

Loan Commitments, continued

At December 31, 2009 and 2008, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. For the year ended December 31, 2009, the Company was required to fund four different financial standby letters of credit totaling $1,013,000. Of that amount $1,000,000 is a performing loan and the remainder was deemed uncollectible. The Company did not incur any losses on financial standby letters of credit for the year ended December 31, 2008 or 2007.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings and actions to protect its interests in collateral supporting its loans. In the opinion of management, any liability or loss resulting from such proceedings or outcomes of such actions would not have a material adverse effect on the Company’s financial statements.

12) CONCENTRATIONS OF CREDIT RISK

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Henry County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Ninety-five percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. Additionally, forty percent of the Company’s loan portfolio is concentrated in real estate construction loans. Accordingly, the ultimate collectability of the loan portfolio and recovery of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

The Bank, as a matter of state law, does not generally extend additional credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $5,400,000. Subsequent to year end, the State of Georgia enacted new legislation that has been signed into law by the governor which allows banks to renew existing debt that would exceed the statutory capital limit subject to certain limitations.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

13) REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2009, no dividends could be declared without prior regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.

As a result of examination findings in mid 2009 by the Supervisory Authorities, it is anticipated that the Bank’s Directors will enter into a Consent Order (the “Order”) with the Supervisory Authorities to improve the condition of the Bank. Specifically, the Order as currently contemplated requires: increased involvement by the Bank’s Board of Directors; an assessment of current and future management and staffing needs; reductions in adversely classified assets; improvement in the overall quality and management of the loan portfolio; adequate allowance for loan losses; a Tier I leverage capital ratio of not less than 8% and a Total Risk Based capital ratio of not less than 10%; establishment of a plan to maintain adequate liquidity including a prohibition on accepting brokered deposits and a limitation on interest rates paid on all deposits; prior Supervisory Authority approval to pay cash dividends or Board of Director compensation; and adoption of an annual strategic plan and budget. The Order also will establish both a framework and timeframes for the Bank reporting on its compliance with the provisions of the Order. Most of the provisions of the proposed Order are already being addressed by management, thus it is not contemplated that the Order will significantly change how the Bank is currently being operated. However, there can be no assurance that the bank will be successful in meeting all of the requirements of the Order.

If the Bank fails to adequately address, or make substantial progress towards resolution of the regulatory concerns in the Order, the Supervisory Authorities may take further action including, but not limited to, additional requirements for maintaining sufficient capital under the Order. An ongoing failure to adequately address or make substantial progress towards addressing the concerns of our regulators could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

13) REGULATORY MATTERS, continued

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as significantly undercapitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. Following December 31, 2009, and prior to the issuance of this report, the Bank generated sufficient earnings to achieve a capital level for Tier 1 Risk Based Capital and Tier 1 Leverage Capital that would qualify as adequately capitalized under the prompt corrective action framework. Because the Bank’s Total Risk Based Capital ratio does not meet the level to be considered adequately capitalized however, the Bank is considered, under the prompt corrective action framework, undercapitalized as the lowest ratio determines the regulatory category. Prompt corrective action provisions are not applicable to bank holding companies.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total Risk-Based Capital
Consolidated	$28,233	5.55%	$40,713	8.00%	N/A	N/A
Bank	$28,053	5.51%	$40,702	8.00%	$50,877	10.00%
Tier I Risk-Based Capital
Consolidated	$21,902	4.30%	$20,356	4.00%	N/A	N/A
Bank	$21,722	4.27%	$20,351	4.00%	$30,526	6.00%
Tier I Leverage Capital
Consolidated	$21,902	3.38%	$25,917	4.00%	N/A	N/A
Bank	$21,722	3.35%	$25,910	4.00%	$32,387	5.00%

As of December 31, 2008
Total Risk-Based Capital
Consolidated	$65,778	11.59%	$45,408	8.00%	N/A	N/A
Bank	$65,541	11.55%	$45,396	8.00%	$56,745	10.00%
Tier 1 Risk-Based Capital
Consolidated	$58,554	10.32%	$22,704	4.00%	N/A	N/A
Bank	$58,317	10.28%	$22,698	4.00%	$34,047	6.00%
Tier I Leverage Capital
Consolidated	$58,554	8.43%	$27,786	4.00%	N/A	N/A
Bank	$58,317	8.40%	$27,780	4.00%	$34,725	5.00%

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

14) FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The recent fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

14) FAIR VALUE OF ASSETS AND LIABILITIES, continued

Fair Value Hierarchy, continued

Level 2 Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash, Interest-Bearing Deposits in Banks and Federal Funds Sold: The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

Fair values of other interest-bearing deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

Securities: Where quoted prices are available in an active market, the securities are classified within level 1 of the valuation hierarchy. Securities are defined as both long and short positions. Level 1 securities include highly liquid government bonds and exchange-traded equities.

If quoted market prices are not available, fair values are estimated using pricing models and discounted cash flows that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, and credit spreads. Examples of such instruments, which would generally be classified within level 2 of the valuation hierarchy, include obligations of Government Sponsored Entities (“GSE”), corporate bonds, and other securities. Mortgage-backed securities are included in level 2 if observable inputs are available. In certain cases where there is limited activity or less transparency around inputs to the valuation, those securities are classified in level 3.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

14) FAIR VALUE OF ASSETS AND LIABILITIES, continued

Fair Value Hierarchy, continued

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securities securitization transactions, adjusted for differences in loan characteristics. Fair value for other loans (for example, commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses, using market interest rates for comparable loans. Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities: The fair values disclosed for demand deposits (for example, interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

Short-Term Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

Accrued Interest: The carrying amounts of accrued interest approximate fair value.

Off-balance Sheet Credit-Related Instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

14) FAIR VALUE OF ASSETS AND LIABILITIES, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Assets
Securities available for sale	1,211	70,966	—	72,177
Loans held for sale	—	499	—	499

Total assets at fair value	$1,211	$71,465	$—	$72,676

	Fair Value Measurements at December 31, 2008 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Assets
Securities available for sale	320	60,136	—	60,456
Loans held for sale	—	—	—	—

Total assets at fair value	$320	$60,136	$—	$60,456

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

14) FAIR VALUE OF ASSETS AND LIABILITIES, continued

Assets Measured at Fair Value on a Nonrecurring Basis:

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following table presents the nonrecurring fair value changes made to financial instruments carried on the consolidated balance sheet by caption for the years ended December 31.

	2009 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Impaired loans	$—	$22,013	$20,149	$42,162
Foreclosed assets	—	42	2,512	2,554

Total	$—	$22,055	$22,661	$44,716

	2008 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Impaired loans	$—	$—	$14,962	$14,962
Foreclosed assets	—	—	2,900	2,900

Total	$—	$—	$17,862	$17,862

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

14) FAIR VALUE OF ASSETS AND LIABILITIES, continued

In accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans and foreclosed properties with level 2 carrying amounts of $63,034,000 and $27,369,000, respectively, were written down to their fair values of $41,021,000 and $27,327,000, resulting in impairment charges to earnings in 2009 of $22,013,000 and $42,000, respectively. Individual loans and foreclosed properties with level 3 carrying amounts of $61,763,000 and $24,917,000, respectively, were written down to their fair values of $41,614,000 and $22,405,000, resulting in impairment charges to earnings in 2009 of $20,149,000 and $2,512,000. Fair values for impaired loans are estimated using the present value of expected cash flows discounted at the loans effective interest rate or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value, less estimated disposal costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed assets as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31, 2009		December 31, 2008
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, interest-bearing deposits in banks, and federal funds sold	$38,222	$38,222	$29,839	$29,839
Securities available for sale	72,177	72,177	60,456	60,456
Securities held to maturity	695	705	3,361	3,350
Restricted equity securities	1,266	1,266	1,643	1,643
Loans held for sale	499	499	—	—
Loans, net	421,567	425,531	515,878	520,205
Accrued interest receivable	2,222	2,222	3,164	3,164

Financial liabilities:
Deposits	$586,101	$595,438	$590,476	$599,315
Other borrowings	1,436	1,478	2,598	2,600
Accrued interest payable	2,116	2,116	2,701	2,701

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

15) PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets as of December 31, 2009 and 2008 and statements of operations and cash flows of Henry County Bancshares, Inc. for the years ended December 31, 2009, 2008 and 2007.

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2009	2008
Assets
Cash	$48	$90
Investment in subsidiaries	23,147	59,105
Premises and equipment	136	141
Other assets	—	20

Total assets	$23,331	$59,356

Liabilities and Stockholders’ Equity
Other liabilities	$4	$13
Stockholders’ equity	23,327	59,343

Total liabilities and stockholders’ equity	$23,331	$59,356

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

15) PARENT COMPANY FINANCIAL INFORMATION, continued

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands)	2009	2008	2007
Income
Dividends from bank subsidiary	$—	$2,136	$4,256
Rental income	14	13	12

Total income	14	2,149	4,268

Expense
Depreciation	5	6	6
Other expenses	67	58	52

Total expenses	72	64	58

Earnings (loss) before income tax benefits and equity in undistributed earnings (loss) of subsidiaries	(58)	2,085	4,210
Income tax benefits	—	(20)	(18)

Earnings (loss) before equity in undistributed earnings (loss) of subsidiaries	(58)	2,105	4,228
Equity in undistributed earnings (loss) of subsidiaries	(36,594)	(16,452)	4,481

Net earnings (loss)	$(36,652)	$(14,347)	$8,709

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, continued

15) PARENT COMPANY FINANCIAL INFORMATION, continued

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2009	2008	2007
OPERATING ACTIVITIES
Net earnings (loss) cash provided by operating activities:	$(36,652)	$(14,347)	$8,709
Depreciation	5	6	6
Undistributed earnings (loss) of subsidiaries	36,594	16,452	(4,481)
Net other operating activities	11	(41)	(2)

Net cash (used in) provided by operating activities	(42)	2,070	4,232

FINANCING ACTIVITIES
Dividends paid	—	(2,137)	(4,006)
Reissuance of treasury stock	—		131
Purchase of treasury stock	—	(61)	(1,093)

Net cash used in financing activities	—	(2,198)	(4,968)

Net decrease in cash	(42)	(128)	(736)

Cash at beginning of year	90	218	954

Cash at end of year	$48	$90	$218

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During the third quarter of 2009, we determined that the validation testing, including frequency thereof, performed on the financial models used in the preparation and analysis of our allowance for loan losses was ineffective, and this material weakness resulted in an error in the calculation of the general portion of our allowance not being detected in a timely manner. During the fourth quarter of 2009, we remediated the identified material weakness by changing the financial model we use to determine our allowance for loan losses and began subjecting the results of the model to additional testing on a periodic basis.

The management of Henry County Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting met those criteria and is effective.

Our independent auditors have issued an attestation report on our assessment of the Company’s internal control over financial reporting. You may find this report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Henry County Bancshares, Inc.

Stockbridge, Georgia

We have audited Henry County Bancshares, Inc, and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Henry County Bancshares, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry County Bancshares, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry County Bancshares, Inc. and subsidiaries’ as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 29, 2010 expressed an unqualified opinion.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

March 29, 2010

ITEM 9B	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

Henry County Bancshares, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer and principal financial and accounting officers. A copy of the Henry County Bancshares, Inc. Code of Ethics will be provided to any person, without charge, upon written request made to Charles W. Blair, Jr., Henry County Bancshares, Inc., 4806 N. Henry Boulevard, Stockbridge, Georgia 30281.

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

(1) Financial statements: The consolidated balance sheets of Henry County Bancshares, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2009, together with the related notes and the report of Mauldin & Jenkins, LLC, independent registered public accounting firm.

(2) Financial statement schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stockbridge, State of Georgia on the 30th day of March, 2010.

HENRY COUNTY BANCSHARES, INC.
(Registrant)

By:	/s/ David H. Gill
David H. Gill
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles W. Blair, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2010.

/s/ Paul J. Cates, Jr.	/s/ Phillip H. Cook
Paul J. Cates, Jr	Phillip H. Cook
Director	Director

/s/ H. K. Elliott, Jr.	/s/ G. R. Foster, III
H.K. Elliott, Jr.	G. R. Foster, III
Director	Director and Chairman of the Board

/s/ David H. Gill	/s/ Edwin C. Kelley, Jr.
David H. Gill	Edwin C. Kelley, Jr.
President, Chief Executive Officer, Director	Director

/s/ Mary Lynn E. Lambert	/s/ Robert O. Linch
Mary Lynn E. Lambert	Robert O. Linch
Director	Director

/s/ William C. Strom	/s/ Ronald M. Turpin
William C. Strom	Ronald M. Turpin
Director and Executive Vice President	Director

/s/ James C. Waggoner	/s/ Charles W. Blair, Jr.
James C. Waggoner	Charles W. Blair, Jr.
Director	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

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

3.7	Articles of Amendment dated December 14, 2006 (incorporated by reference to Exhibit 3.7 of the Registrant’s Current Report filed on Form 8-K, File No. 000-49789, dated December 18, 2006).

3.8	Articles of Amendment dated March 11, 2009 (incorporated by reference to Exhibit “3.8” of the Registrant’s Current Report on Form 8-K, File No. 000-49789, dated March 12, 2008.)

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