Form 10-Q
period 2010-03-31
HENRY COUNTY BANCSHARES INC
filed 2010-05-14
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                          to

Commission file number 0-49789

Henry County Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-1485511
(State of Incorporation)	(I.R.S. Employer Identification No.)

4806 N. Henry Blvd., Stockbridge, Georgia	30281
Address of Principal Executive Offices	(Zip Code)

(770) 474-7293

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☑

Common stock, par value $2.50 per share: 14,245,690 shares

outstanding as of April 30, 2010

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)	March 31, 2010	December 31, 2009

Assets

Cash and due from banks	$11,819	$11,887
Interest-bearing excess Federal Reserve balances	30,400	25,700
Interest-bearing deposits in banks	3,950	635
Securities available for sale, at fair value	52,870	72,177
Securities held to maturity (fair value approximates $706 and $705)	695	695
Restricted equity securities, at cost	1,266	1,266
Loans held for sale	-	499

Loans	418,384	434,891
Less allowance for loan losses	13,735	13,324

Loans, net	404,649	421,567

Premises and equipment	9,360	9,481
Foreclosed properties	64,469	49,732
Income taxes receivable	17,457	17,457
Other assets	3,334	3,552

Total assets	$600,269	$614,648

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$71,645	$59,831
Interest-bearing	497,812	526,270

Total deposits	569,457	586,101

Other borrowings	1,277	1,436
Other liabilities	2,916	3,784

Total liabilities	573,650	591,321

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, par value $2.50; 30,000,000 shares authorized; 14,388,749.6 shares issued	35,972	35,972
Capital surplus	740	740
Accumulated deficit	(8,322)	(12,491)
Accumulated other comprehensive income	548	1,425
Less cost of treasury stock, 143,060 shares	(2,319)	(2,319)

Total stockholders’ equity	26,619	23,327

Total liabilities and stockholders’ equity	$600,269	$614,648

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three months ended March 31, 2010 and 2009

(unaudited)

(in thousands, except share and per share amounts)	2010	2009

Interest income
Loans	$5,122	$5,921
Taxable securities	490	615
Nontaxable securities	48	49
Deposits in banks	4	2
Federal Reserve balances	18	-
Federal funds sold	-	10

Total interest income	5,682	6,597

Interest expense
Deposits	2,849	3,836
Other borrowings	11	14

Total interest expense	2,860	3,850

Net interest income	2,822	2,747
Provision for loan losses	469	1,600

Net interest income after provision for loan losses	2,353	1,147

Other operating income
Service charges on deposit accounts	443	308
Other service charges and fees	200	201
Securities gains (losses), net	813	(275)
Mortgage banking income	13	95

Total other operating income	1,469	329

Other expenses (income)
Salaries and employee benefits	1,339	1,738
Occupancy and equipment expenses	377	459
Foreclosed properties, net	(2,917)	743
FDIC and regulatory	387	146
Other operating expenses	467	767

Total other expenses (income)	(347)	3,853

Earnings (loss) before income taxes	4,169	(2,377)

Income tax expense (benefit)	-	-

Net earnings (loss)	$4,169	$(2,377)

Earnings (loss) per share	$0.29	$(0.17)

Weighted average shares outstanding	14,245,690	14,245,690

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Three months ended March 31, 2010 and 2009

(unaudited)

(in thousands)	2010	2009

Net earnings (loss)	$4,169	$(2,377)

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) on investment securities available for sale arising during period	(64)	173

Reclassification adjustment for gains on sale of securities available for sale realized in earnings	(813)	-

Associated income taxes	-	(59)

Total other comprehensive (loss) income, net of tax	(877)	114

Total comprehensive income (loss)	$3,292	$(2,263)

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Three months ended March 31, 2010 and 2009

(unaudited)

(in thousands, except share and per share amounts)	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2008	$35,972	$740	$24,161	$789	$(2,319)	$59,343
Net loss	-	-	(2,377)	-	-	(2,377)
Other comprehensive income	-	-	-	114	-	114

Balance, March 31, 2009	$35,972	$740	$21,784	$903	$(2,319)	$57,080

Balance, December 31, 2009	$35,972	$740	$(12,491)	$1,425	$(2,319)	$23,327
Net earnings	-	-	4,169	-	-	4,169
Other comprehensive loss	-	-	-	(877)	-	(877)

Balance, March 31, 2010	$35,972	$740	$(8,322)	$548	$(2,319)	$26,619

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

(unaudited)

(in thousands)	2010	2009

Operating Activities
Net earnings (loss)	$4,169	$(2,377)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	121	160
Decrease (increase) in loans held for sale	499	(760)
Provision for loan losses	469	1,600
Impairment losses (gains) on foreclosed properties	(3,192)	157
Gains on sale of securities available for sale	(813)	-
Impairment losses on restricted equity securities	-	275
Net losses on sale of foreclosed properties	111	420
Decrease in interest receivable	214	191
Decrease in interest payable	(623)	(343)
Decrease in income taxes receivable	-	1,790
Net other operating activities	(241)	(689)

Net cash provided by operating activities	714	424

Investing Activities
Purchases of securities available for sale	(15,708)	(23,026)
Proceeds from maturities of securities available for sale	14,624	13,246
Proceeds from sale of securities available for sale	20,327	-
Proceeds from maturities of securities held to maturity	-	2,316
Retirement of restricted equity securities	-	100
Net increase in interest-bearing excess Federal Reserve balances	(4,700)	-
Net increase in federal funds sold	-	(6,900)
Net increase in interest-bearing deposits in banks	(3,315)	(2,077)
Net decrease in loans	3,402	187
Additions to foreclosed properties	(27)	(55)
Proceeds from sale of foreclosed properties	1,418	2,216
Purchase of premises and equipment	-	(175)

Net cash provided by (used in) investing activities	16,021	(14,168)

Financing Activities
Net increase (decrease) in deposits	(16,644)	15,255
Net repayments of other borrowings	(159)	(905)

Net cash provided by (used in) financing activities	(16,803)	14,350

Net increase (decrease) in cash and due from banks	(68)	606

Cash and due from banks, beginning of period	11,887	14,039

Cash and due from banks, end of period	$11,819	$14,645

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

(unaudited)

(in thousands)	2010	2009

Supplemental Disclosures of Cash Flow Information

Cash paid (received) for:
Interest	$3,483	$4,193

Income taxes	$-	$(1,790)

Noncash transactions
Other real estate acquired in settlement of loans	$13,047	$1,578

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1)	BASIS OF PRESENTATION

The consolidated financial information for Henry County Bancshares, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain amounts at December 31, 2009 and for the three months ended March 31, 2009 have been reclassified to conform to the current period presentation.

The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

2)	RECENT OPERATING LOSSES AND IMPACT ON CAPITAL

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized at December 31, 2009. On May 7, 2010, the Bank entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) (collectively, the “Supervisory Authorities”) agreeing to the issuance of a Consent Order (the “Order”). The Order stipulates, among other conditions, that the Bank will reach and maintain a Tier 1 capital ratio equal to or exceeding 8%. There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities. Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Actions have been initiated to mitigate lending exposure, strengthen the loan portfolio, and protect the Bank’s collateral interests, as well as to reduce operating costs and provide for positive cash flows throughout 2010. As a result of these and other actions, the Bank generated sufficient earnings during the first quarter of 2010 to improve its Tier 1 Capital level to in excess of 4% which is considered by the Supervisory Authorities as undercapitalized, rather than significantly undercapitalized. Although there are no

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2)	RECENT OPERATING LOSSES AND IMPACT ON CAPITAL, continued

assurances, management believes that based on current projections, the Bank will be able to maintain this level of capital for the remainder of 2010.

In addition, the Capital Committee of the Board of Directors continues to review various alternatives for increasing the Bank’s capital and has asked management to prepare the necessary documentation to use in an offering of common stock at such time, most likely in the second or third quarter of 2010, that it is deemed appropriate to offer common stock for sale to its current stockholders and other qualified investors. However, there can be no assurance that any offering of common stock will be successful in raising sufficient capital to return the Bank to the required capital levels.

3)	ACCOUNTING STANDARDS UPDATES

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASC No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standards (“SFAS”) No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3)	ACCOUNTING STANDARDS UPDATES, continued

In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU No. 2010-12”). ASU No. 2010-12 formally incorporates the SEC’s position concerning accounting for specific provisions of the two health care reform acts that were enacted on different dates as one. This guidance allows companies with reporting period-end dates between March 23, 2010 and March 30, 2010 to avoid accounting for the enactment of the two health care laws that affect the measurement of the same deferred tax asset in two separate periods. This guidance was effective upon issuance and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13, Effect of Denominating the Exercise Price of a Share-based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU No. 2010-13”). ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of an entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010. It is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-15, How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments (“ASU No. 2010-15”). ASU No. 2010-15 provides guidance concerning consolidation by an insurance entity of (1) separate account interests held for the benefit of policy holders, and (2) an investment in which a separate account holds a controlling financial interest. In addition, ASU No . 2010-15 amends FASB guidance so that an insurer is not required to consolidate an investment in which a separate account holds a controlling financial interest if the investment is not consolidated in the separate account’s standalone financial statements. The revised guidance, which should be applied retrospectively to all prior periods presented, is effective for fiscal years (and interim periods within such years)

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3)	ACCOUNTING STANDARDS UPDATES, continued

beginning after December 15, 2010, with earlier application permitted. This ASU has no impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Milestone Method of Revenue Recognition a consensus of the FASB Emerging Issues Task Force (“ASU No. 2010-17”). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a drug study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in this ASU are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Because the Company is not involved in research and development arrangements, ASU No. 2010-17 will have no impact on the Company’s results of operations, financial position or disclosures.

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4)	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

Securities Available for Sale
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2010:
U.S. Government sponsored agencies	$18,117	$44	$(1)	$18,160
State and municipal securities	11,786	156	(129)	11,813
Mortgage-backed securities	22,419	515	(37)	22,897

	$52,322	$715	$(167)	$52,870

December 31, 2009:
U.S. Government sponsored agencies	$29,581	$216	$(108)	$29,689
State and municipal securities	10,461	169	(85)	10,545
Mortgage-backed securities	30,710	1,284	(51)	31,943

	$70,752	$1,669	$(244)	$72,177

Securities Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

March 31, 2010
State and municipal securities	$695	$11	$-	$706

December 31, 2009:
State and municipal securities	$695	$11	$(1)	$705

Restricted equity securities are summarized as follows:

(in thousands)	March 31, 2010	December 31, 2009

Federal Home Loan Bank stock	$1,266	$1,266

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4)	SECURITIES, continued

Securities with a carrying value of $18,588,000 at March 31, 2010 and $21,170,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

The following table summarizes securities sales activity for the three month periods ended March 31, 2010 and 2009:

	Three months ended March 31,
(in thousands)	2010	2009

Proceeds from sales	$20,327	$-

Gross gains on sale	813	-
Impairment losses on restricted equity securities	-	(275)

Net gains (losses) on sales of securities	$813	$(275)

The amortized cost and fair value of debt securities as of March 31, 2010 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Securities Available for Sale		Securities Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$4,554	$4,586	$170	$172
Due after one year through five years	7,011	7,115	525	534
Due after five years through ten years	13,926	13,926	-	-
After ten years	4,412	4,346	-	-
Mortgage-backed securities	22,419	22,897	-	-

	$52,322	$52,870	$695	$706

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4)	SECURITIES, continued

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

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Securities Available for Sale
	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2010
U. S. Government sponsored agencies	$2,994	$1	$-	$-
State and municipal securities	4,339	129	-	-
Mortgage-backed securities	6,137	37	-	-

Total temporarily impaired securities	$13,470	$167	$-	$-

December 31, 2009
U. S. Government sponsored agencies	$5,888	$108	$-	$-
State and municipal securities	2,923	85	-	-
Mortgage-backed securities	2,019	51	-	-

Total temporarily impaired securities	$10,830	$244	$-	$-

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4)	SECURITIES, continued

Securities Held to Maturity	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2010
U. S. Government sponsored agencies	$-	$-	$-	$-
State and municipal securities	-	-	-	-
Mortgage-backed securities	-	-	-	-

Total temporarily impaired securities	$-	$-	$-	$-

December 31, 2009
U. S. Government sponsored agencies	$-	$-	$-	$-
State and municipal securities	-	-	249	1
Mortgage-backed securities	-	-	-	-

Total temporarily impaired securities	$-	$-	$249	$1

The unrealized losses on the Company’s investment in state and municipal securities are caused by changes in interest rates. The Company’s investments in state and municipal securities consist primarily of general obligations of municipalities located in the state of Georgia. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009.

The unrealized losses on the Company’s investment in both direct obligations of federal agencies and mortgage-backed securities guaranteed by federal agencies were also caused by changes in interest rates. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government, accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5)	LOANS

The composition of loans is summarized as follows:

(in thousands)	March 31, 2010	December 31, 2009

Real estate-commercial
Owner occupied	$163,039	$170,410
Non-owner occupied	17,155	14,793
Real estate-construction	166,103	175,527
Real estate-1-4 family	52,630	54,332
Commercial	14,063	14,396
Consumer	5,423	5,468

	418,413	434,926

Deferred loan fees	(29)	(35)
Allowance for loan losses	(13,735)	(13,324)

Loans, net	$404,649	$421,567

Included in real estate construction loans above, at March 31, 2010 are $97,639,000 of interest only loans of which 86% have interest due on at least a semiannual basis and 14% have interest due at maturity.

Changes in the allowance for loan losses are as follows:

	Three months ended March 31,
(amounts in thousands)	2010	2009

Balance, beginning of period	$13,324	$17,730

Provision for loan losses	469	1,600

Loans charged off	(131)	(1,341)

Recoveries of loans previously charged off	73	8

Balance, end of period	$13,735	$17,997

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5)	LOANS, continued

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as nonperforming. At March 31, 2010, the Company had $965,000 in residential mortgages, $69,317,000 in construction loans, $20,787,000 in commercial real estate loans and $769,000 in commercial loans that were modified in troubled debt restructuring and nonperforming. In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $4,121,000 in residential mortgages, $14,283,000 in construction loans, $8,985,000 in commercial real estate loans and $2,014,000 in commercial loans at March 31, 2010.

The following is a summary of information pertaining to impaired loans, nonaccrual loans, and loans past due ninety days or more. This summary excludes performing troubled debt restructurings.

(amounts in thousands)	March 31, 2010	December 31, 2009

Impaired loans without a valuation reserve	$91,452	$94,382
Impaired loans with a valuation reserve	17,802	20,334

Total impaired loans	$109,254	$114,716

Valuation allowance related to impaired loans	$5,258	$5,284
Average investment in impaired loans	111,985	105,966
Interest income recognized on impaired loans	626	206
Interest income recognized on a cash basis on impaired loans	565	68
Nonaccrual loans	81,780	101,558
Loans past due ninety days or more and still accruing interest	1,800	471

No additional funds are committed to be advanced in connection with impaired loans.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5)	LOANS, continued

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans (in thousands) for the three months ended March 31, 2010 are as follows:

Balance, beginning of period	$163
Advances	-
Repayments	(5)

Balance, end of period	$158

6)	FORECLOSED PROPERTIES

A summary of activity in foreclosed properties is as follows:

	Three months ended March 31,
(in thousands)	2010	2009

Balance, beginning of period	$49,732	$18,398
Foreclosures transferred in	13,047	1,578
Fair value gains (losses), net	3,192	(157)
Capital costs added	27	55
Proceeds from sales	(1,418)	(2,216)
Losses from sales	(111)	(420)

Balance, end of period	$64,469	$17,238

In 2009, the Bank purchased from the FDIC their portion of four loans in which the Bank was a participant and the lead bank had been placed in receivership. The face value of the former lead bank’s portion being offered by the FDIC amounted to $8,908,000. The Bank was the successful bidder for the balance of these four loans, purchasing them for a total price of $501,300, or a discount of $8,406,700. The face value of the Bank’s portion of the four loans totaled $10,394,000, which the Bank had written down by $6,437,000 to a carrying value of $3,454,700. In the current period, the Bank foreclosed on the underlying real estate on the four loans, having a fair market value, based on current appraisals, of $8,779,000. The Bank recorded the four parcels of foreclosed properties at $7,301,000, which represents a discount to their fair value to cover estimated selling and other disposal costs. The recording of these assets generated a fair value adjustment of $3,345,000.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6)	FORECLOSED PROPERTIES, continued

Expenses (income) applicable to foreclosed properties include the following:

	Three months ended March 31,
(in thousands)	2010	2009

Net loss on sales of other real estate	$111	$420
Fair value adjustment to foreclosed properties	(3,192)	157
Operating expenses, net of rental income	164	166

	$(2,917)	$743

7)	COMMITMENTS AND CONTINGENCIES

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

(in thousands)	March 31, 2010	December 31, 2009

Standby letters of credit	$2,762	$2,671

Commitments to extend credit	30,756	36,236

	$33,518	$38,907

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7)	COMMITMENTS AND CONTINGENCIES, continued

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

8)	CONCENTRATIONS OF CREDIT RISK

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

The Bank, as a matter of state law, does not generally extend additional credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $6,500,000. The State of Georgia recently enacted new legislation that has been signed into law by the governor which allows banks to renew existing debt that would exceed the statutory capital limit subject to certain limitations.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9)	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At March 31, 2010, no dividends could be declared without prior regulatory approval.

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

As a result of examination findings in mid 2009 by the Georgia Department of Banking and Finance, (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”), (collectively, the “Supervisory Authorities”), the Bank’s Directors, on May 7, 2010, entered into a Stipulation and Consent Agreement with the Supervisory Authorities agreeing to the issuance of a Consent Order (the “Order”). Specifically, the Order requires: increased involvement by the Bank’s Board of Directors; an assessment of current and future management and staffing needs; reductions in adversely classified assets; improvement in the overall quality and management of the loan portfolio; adequate allowance for loan losses; a Tier I leverage capital ratio of not less than 8% and a Total Risk Based capital ratio of not less than 10%; establishment of a plan to maintain adequate liquidity including a prohibition on accepting brokered deposits and a limitation on interest rates paid on all deposits; prior Supervisory Authority approval to pay cash dividends or Board of Director compensation; and adoption of an annual strategic plan and budget. The Order also establishes a framework and timeframes for the Bank reporting on its compliance with the provisions of the Order. Most of the provisions of the proposed Order are already being addressed by management, thus it is not contemplated that the Order will significantly change how the Bank is currently being operated. However, there can be no assurance that the Bank will be successful in meeting all of the requirements of the Order.

If the Bank fails to adequately address, or make substantial progress towards resolution of the regulatory concerns in the Order, the Supervisory Authorities may take further action including, but not limited to, additional requirements for maintaining sufficient capital under the Order. An ongoing failure to adequately address or make substantial progress towards addressing the concerns of the Supervisory Authorities could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9)	REGULATORY MATTERS, continued

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At March 31, 2010, the Bank achieved a capital level for Tier 1 Risk Based Capital and Tier 1 Leverage Capital that would qualify as adequately capitalized under the prompt corrective action framework. Because the Bank’s Total Risk Based Capital ratio does not meet the level to be considered adequately capitalized however, the Bank is considered, under the prompt corrective action framework, undercapitalized as the lowest ratio determines the regulatory category. Prompt corrective action provisions are not applicable to bank holding companies.

	Consolidated	Bank	Well Capitalized Regulatory Requirement

Leverage Capital Ratios	4.30%	4.27%	5.00%

Risk Based Capital Ratios:
Tier 1	5.15%	5.11%	6.00%
Total	6.42%	6.38%	10.00%

10)	FAIR VALUE OF ASSETS AND LIABILITIES

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash, Interest-Bearing Deposits in Banks, Excess Federal Reserve Balances and Federal Funds Sold: The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

Other Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Assets
Securities available for sale	$4,304	$48,566	$-	$52,870

Total assets at fair value	$4,304	$48,566	$-	$52,870

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Assets
Securities available for sale	$1,211	$70,966	$-	$72,177
Loans held for sale	-	499	-	499

Total assets at fair value	$1,211	$71,465	$-	$72,676

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

Assets Measured at Fair Value on a Nonrecurring Basis: Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the nonrecurring fair value changes made to financial instruments carried on the consolidated balance sheet by caption for the periods ended March 31, 2010 and 2009.

	2010 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$-	$125	$155	$280
Foreclosed assets	-	9	144	153

Total	$-	$134	$299	$433

In addition, the Bank had loans with a Level 2 carrying amount of $3,956,000 which were transferred into foreclosed assets at a value of $7,301,000 resulting in a fair value adjustment in the amount of $3,345,000.

	2009 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$-	$-	$10,301	$10,301
Foreclosed assets	-	-	157	157

Total	$-	$-	$10,458	$10,458

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

In accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans and foreclosed properties with Level 2 carrying amounts of $44,055,000 and $18,214,000, respectively, were written down to their fair values of $43,930,000 and $18,205,000, resulting in impairment charges to earnings in 2010 of $125,000 and $9,000, respectively. Individual loans and foreclosed properties with Level 3 carrying amounts of $38,286,000 and $46,408,000, respectively, were written down to their fair values of $38,131,000 and $46,264,000, resulting in impairment charges to earnings in 2010 of $155,000 and $144,000, respectively. Fair values for impaired loans are estimated using the present value of expected cash flows discounted at the loans effective interest rate or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

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

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, interest-bearing deposits in banks, excess Federal Reserve balances and federal funds sold	$46,169	$46,169	$38,222	$38,222
Securities available for sale	52,870	52,870	72,177	72,177
Securities held to maturity	695	706	695	705
Restricted equity securities	1,266	1,266	1,266	1,266
Loans held for sale	-	-	499	499
Loans, net	404,649	408,305	421,567	425,531
Accrued interest receivable	2,008	2,008	2,222	2,222

Financial liabilities:
Deposits	$569,457	$577,905	$586,101	$595,438
Other borrowings	1,277	1,277	1,436	1,478
Accrued interest payable	1,493	1,493	2,116	2,116

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11)	SUBSEQUENT EVENTS

The Bank has a line of credit in the amount of $2.4 million secured by assignment of mortgages, real estate and shares of the Company’s common stock. Although the loan was not delinquent at quarter end, the principals in the business have indicated that it has ceased operations. The principals, who are also guarantors on the line of credit, have agreed to a pledge of additional collateral to the Bank, but following the period end, the Bank determined that a portion of the proposed additional collateral may not be clear of other encumbrances and therefore unavailable to secure the indebtedness of the line of credit. The Bank is currently holding in excess of $350,000 in cash that can be applied against the debt in addition to the collateral pledged against the indebtedness. In addition, the Bank is in the process of preparing the legal documents required to perfect its interest in the unencumbered additional collateral. Should the principals be unable or unwilling to pledge the additional collateral and/or generate sufficient income from their other business activities to repay the loan, the Bank may be exposed to a collateral deficit of between $500,000 and $800,000. The Bank is continuing its efforts to minimize exposure to loss relating to this line of credit.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

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

Cautionary Notice Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about the Company and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Actual results of the Company could be quite different from those expressed or implied by the forward-looking statements. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “could”, “may”, “will”, “should”, “plan”, “believes”, “anticipates”, “estimates”, “pro forma”, “seeks”, “intends”, “predicts”, “expects”, “projections”, “potential”, “continue”, or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of the Company and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, as well as the following factors:

—

our ability to meet the conditions outlined in the Consent Order (further described in Item 5. Other Information in this report on form 10-Q) including our ability to raise capital consistent with our capital plan;

—	difficult market conditions and economic trends;
—	our concentrations of residential and commercial construction and development loans;
—	continued deterioration in the metro Atlanta real estate markets;
—	our allowance for loan losses may not be sufficient to cover actual loan losses that could be incurred;
—	our ability to maintain liquidity or access other sources of funding;
—	changes in the cost and availability of funding;
—	changes in prevailing interest rates that may negatively affect our net income and the value of our assets;

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

—	changes in financial services laws and regulations;
—	competition from financial institutions and other financial service providers;
—	ability to retain key personnel;
—	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings;

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

At March 31, 2010, we had total assets of $600 million, total loans of $418 million, total deposits of $570 million, and stockholders’ equity of $27 million.

For the first three months of 2010, we earned $4.2 million compared to a loss of $2.4 million for the same period in 2009. Our earnings resulted from a positive fair value adjustment on foreclosed properties, an improved net interest margin, and continued savings from cost reductions and operational efficiencies.

Even though we showed positive quarterly earnings for the first time since the first quarter of 2008, we continue to be negatively impacted by economic conditions in our markets. The South Metropolitan Atlanta area and especially the Henry County economy has deteriorated along with the national economy due to depressed housing sales and real estate values as well as significant local job losses due to reductions in construction and land development activity. The downturn

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

experienced in our market area has been greater than that nationally because of the area’s significant dependence on the housing industry to drive the local economy.

The Company’s nonperforming assets reflect the impact of slowed economic activity, depressed real estate values, reduced sales and a challenging banking environment. Total nonperforming assets at March 31, 2010 were $148.0 million compared to $151.8 million at December 31, 2009. The slight reduction in nonperforming assets during the first quarter of 2010 reflects our continued emphasis on reducing the level of our non-performing assets, plus indications that our markets are beginning to exhibit a return to economic stability and equilibrium. Net charge-offs amounted to $58,000 for the first quarter of 2010 compared to $1.3 million for the same period in 2009. At December 31, 2009, our allowance for loan losses was $13.3 million or 3.06% of loans compared to $13.7 million or 3.28% at March 31, 2010.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed in our annual report on Form 10-K. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

Results of Operations

For the first three months of 2010, we earned $4.2 million compared to a loss of $2.4 million for the same period in 2009. Our earnings resulted from a positive fair value adjustment on foreclosed properties, an improved net interest margin, and continued savings from cost reductions and operational efficiencies. Net cash provided by operating activities (“operating cash flow”), which reflects net earnings or loss exclusive of noncash items, totaled $714,000 for the first quarter of 2010 compared to $424,000 for the first quarter of 2009. Operating cash flow is a significant liquidity measure that is critical to a bank’s operations and continued viability.

Even though our net charge-offs declined for the quarter, we continued to add to our allowance for loan losses. Our first quarter provision for loan losses totaled $469,000 compared to a first quarter 2009 provision of $1.6 million. In addition to providing for loan losses, we also continue to have fair value adjustment to foreclosed properties. For the three months ended March 31, 2010, we recognized $3.0 million in net gains, primarily related to properties recorded at fair value upon foreclosure, compared to net losses of $577,000 for the first three months of 2009.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

In 2009, the Bank purchased from the FDIC their portion of four loans in which the Bank was a participant and the lead bank had been placed in receivership. The face value of the former lead bank’s portion being offered by the FDIC amounted to $8,908,000. The Bank was the successful bidder for the balance of these four loans, purchasing them for a total price of $501,300, or a discount of $8,406,700. The face value of the Bank’s portion of the four loans totaled $10,394,000, which the Bank had written down by $6,437,000 to a carrying value of $3,454,700. In the current period the Bank foreclosed on the underlying real estate on the four loans, having a fair market value, based on current appraisals, of $8,779,000. The Bank recorded the four parcels of foreclosed properties at $7,301,000, which represents a discount to their fair value to cover estimated selling and other disposal costs. The recording of these assets generated a fair value adjustment of $3,345,000.

	Three months ended March 31,
(in thousands)	2010	2009

Fair value adjustment:
(Gain) on loans transferred to foreclosed properties	$(3,345)	$-
Impairment charges on foreclosed properties	153	157

Loss on sale of foreclosed properties	111	420

Total gains (losses), net	$(3,081)	$577

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 1-Financial Highlights

Selected Financial Information

	2010	2009
(in thousands, except per share and other data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
SUMMARY OF OPERATIONS
Interest income	$5,682	$5,009	$5,796	$3,946	$6,597
Interest expense	2,860	3,357	3,741	3,804	3,850

Net interest income	2,822	1,652	2,055	142	2,747
Provision for loan losses	469	24,850	378	12,340	1,600
Other operating income	1,469	724	832	706	329
Other expenses (income)	(347)	5,516	3,552	4,859	3,853

Earnings (loss) before income taxes	4,169	(27,990)	(1,043)	(16,351)	(2,377)
Income tax expense (benefit)	-	(11,109)	-	-	-

Net earnings (losses)	$4,169	$(16,881)	$(1,043)	$(16,351)	$(2,377)

PERFORMANCE MEASURES
Per common share:
Earnings (loss) per share	$0.29	$(1.18)	$(0.07)	$(1.15)	$(0.17)
Cash dividends per share	-	-	-	-	-
Book value	1.87	1.64	2.79	2.84	4.01
Profitability ratios:
Return on average equity	63.53%	-214.00%	-10.41%	-134.18%	-14.45%
Return on average assets	2.75%	-10.66%	-0.63%	-9.75%	-1.41%
Net interest margin	2.19%	1.19%	1.35%	0.09%	1.76%
Liquidity ratios:
Total loans to total deposits	73.47%	74.20%	79.36%	79.12%	87.58%
Average loans to average earning assets	82.53%	85.21%	81.09%	83.96%	85.06%
Noninterest-bearing deposits to total deposits	12.59%	11.13%	11.14%	10.51%	11.22%
Capital ratios:
Leverage	4.30%	3.38%	5.79%	5.92%	8.61%
Risk-based capital
Tier 1	5.15%	4.30%	7.42%	7.40%	10.20%
Total	6.42%	5.55%	8.69%	8.67%	11.47%
ASSET QUALITY
Non-performing loans	$83,580	$102,029	$94,025	$107,334	$87,425
Foreclosed properties	64,469	49,732	35,903	28,037	17,238

Total non-performing assets (NPAs)	148,049	151,761	129,928	135,371	104,663
Allowance for loan losses	13,735	13,324	14,571	15,171	17,997
Net charge-offs	58	26,096	978	15,166	1,334
Allowance for loan losses to loans	3.28%	3.06%	3.02%	3.06%	3.39%
Net charge-offs to average loans	0.01%	5.52%	0.20%	2.91%	0.25%
NPAs to loans and foreclosed properties	30.66%	31.32%	25.05%	25.81%	19.11%
NPAs to total assets	24.66%	24.69%	19.91%	20.09%	15.68%
AVERAGE BALANCES
Loans	$431,729	$472,626	$495,245	$521,762	$538,777
Investment securities	57,810	72,815	72,800	72,149	65,023
Earning assets	523,121	554,631	610,710	621,464	633,425
Total assets	606,236	633,543	663,058	670,680	676,168
Deposits	575,076	597,216	617,906	616,607	604,953
Stockholders’ equity	26,247	31,553	40,094	48,745	65,779
Weighted average shares	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690
AT QUARTER END
Loans	$418,384	$434,891	$482,784	$496,473	$530,510
Investment securities	53,565	72,872	72,757	72,843	71,454
Total assets	600,269	614,648	652,438	673,678	667,682
Deposits	569,457	586,101	608,331	627,481	605,732
Stockholders’ equity	26,619	23,327	39,779	40,409	57,080
Common shares outstanding	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

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

The average yield on interest earning assets increased and the average cost of interest bearing liabilities declined for the first quarter of 2010 compared to the first quarter of 2009 resulting in a net interest margin for the first quarter of 2.19% compared to 1.76% for the same period in 2009. For the first three months of 2010, the yield on average interest earning assets was 4.41%, an increase from 4.22% for the same period in 2009. The impact of interest adjustments from loans placed on nonaccrual status and the collection of interest on nonaccrual loans impacted the yield in both periods. During the first three months of 2010 some customers cured defaults that brought their loans current and allowed the Bank to recognize interest income that had previously been reversed in the amount of $626,000. During the first quarter of 2009, the Bank reversed $531,000 in interest income on loans placed on nonaccrual. Absent these adjustments, the yield on earning assets for the first quarter of 2010 and 2009 would have been 3.92% and 4.56% respectively. The decrease in the adjusted yield on average interest earning assets is the result of the increase in nonperforming assets. In addition, the overall decline in interest rates has translated into a decrease in fixed rates on new and renewed loans in the first quarter of 2010. The cost of interest bearing liabilities for the first quarter was 2.27% for 2010 compared to 2.89% for the same period in 2009. The decline in the cost of interest bearing liabilities is reflective of the overall decline in interest rates and the decline in funding needs of the Bank due to decreased loan demand. The decline in funding needs has allowed the Bank to not renew higher cost, non customer related deposits, which has helped reduce the overall cost of interest bearing liabilities and reduce the overall balance sheet.

For the first quarter, net interest income totaled $2.8 million in 2010 compared to $2.7 million for the same period in 2009. Net interest income for the two periods, adjusted for the impact on interest earned and reversed on nonaccrual loans, totaled $2.2 million for the first quarter of 2010 compared to $3.3 million for the same period in 2009, an adjusted margin for the two periods of 1.70% and 2.10% respectively.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 2-Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the three months ended March 31, 2010 and 2009

	2010			2009
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans (1)	$431,729	$5,122	4.81%	$538,777	$5,921	4.46%
Taxable securities (2)(3)	52,946	490	3.75%	59,375	615	4.20%
Tax-exempt securities (2)(4)	4,864	48	4.00%	5,648	49	3.52%
Overnight investments and other interest-earning assets	33,582	22	0.27%	29,625	12	0.16%

Total interest-earning assets	523,121	5,682	4.41%	633,425	6,597	4.22%

Non-interest-earning assets:
Allowance for loan losses	(17,372)			(15,639)
Cash and due from banks	11,427			13,078
Other assets	89,060			45,304

Total assets	$606,236			$676,168

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$56,874	$69	0.49%	$57,758	$70	0.49%
Money market	36,517	54	0.60%	45,544	79	0.70%
Savings	32,273	39	0.49%	30,409	55	0.74%
Time deposits less than $100,000	207,261	1,410	2.76%	214,167	1,981	3.75%
Time deposits greater than $100,000	124,157	903	2.95%	136,181	1,271	3.78%
Brokered deposits	52,787	374	2.88%	54,938	380	2.81%

Total interest-bearing deposits	509,869	2,849	2.27%	538,997	3,836	2.89%
Other borrowings	1,468	11	2.90%	2,137	14	2.70%

Total interest-bearing liabilities	511,337	2,860	2.27%	541,134	3,850	2.89%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	65,207			65,956
Other liabilities	3,445			3,299

Total liabilities	579,989			610,389
Stockholders’ equity	26,247			65,779

Total liabilities and stockholders’ equity	$606,236			$676,168

Net interest revenue		$2,822			$2,747

Net interest-rate spread			2.14%			1.34%
Net interest margin (5)			2.19%			1.76%

(1)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(2)

Securities available for sale are shown at amortized cost. Average pretax unrealized gains of $666,000 for the three months ended March 31, 2010 and $829,000 for the three months ended March 31, 2009 are included in other assets.

(3)	Includes restricted equity securities.
(4)	Interest income on tax-exempt securities is not stated on a tax equivalent basis.
(5)	Net interest margin is not stated on a tax-equivalent basis.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 3- Changes in Interest Income and Interest Expense

	2010 Compared to 2009 Increase (decrease) due to changes in
(in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$(1,176)	$377	$(799)
Taxable securities	(67)	(58)	(125)
Tax-exempt securities	(7)	6	(1)
Overnight investments and other interest-earning assets	2	8	10

Total interest-earning assets	(1,248)	333	(915)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	(1)	—	(1)
Money market	(16)	(9)	(25)
Savings	3	(19)	(16)
Time deposits less than $100,000	(64)	(507)	(571)
Time deposits greater than $100,000	(112)	(256)	(368)
Brokered deposits	(15)	9	(6)

Total interest-bearing deposits	(205)	(782)	(987)

Other borrowings	(4)	1	(3)

Total interest-bearing liabilities	(209)	(781)	(990)

Increase (decrease) in net interest revenue	$(1,039)	$1,114	$75

Provision for Loan Losses

The provision for loan losses amounted to $469,000 for the first quarter of 2010, a decrease of $1.1 million over the 2009 first quarter provision. The amounts provided in each period is indicative of our assessment of the inherent risk in the loan portfolio at March 31, 2010 and 2009 and reflects the impact of the economic slowdown on our loan portfolio. The allowance for loan losses as a percentage of total loans was 3.28% at March 31, 2010 as compared to 3.06% at December 31, 2009. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Other Operating Income

Other income, not counting securities gains or losses, was $656,000 for the first three months of 2010, an increase of 8.61% compared to the same period in 2009. Service charges on deposit accounts increased by $135,000 or 43.8% over the first quarter of 2009, primarily attributable to an increase in insufficient funds charges resulting from the introduction of a courtesy overdraft privilege program during the second quarter of 2009. Securities gains totaled $813,000 for the first quarter 2010, compared to a loss of $275,000 for the first quarter of 2009. Mortgage banking income, reflecting our decision to exit that business in December, declined from $95,000 during the first quarter of 2009 to $13,000 for the first quarter of 2010. Mortgage revenue recognized during the first quarter of 2010 reflects the amounts attributed to the sale of the mortgage loans in the pipeline when we suspended our mortgage operations.

Other Expenses

Other expenses, not including net foreclosed properties expenses (income), declined $540,000 or 17.4% for the first three months of 2010 compared to the same period in 2009. Expense control initiatives were responsible for declines in salaries and employee benefits of $399,000 and in occupancy and equipment expenses of $82,000 for the first quarter of 2010 compared to the same period in 2009. The reduction in salaries and employee benefits is attributable to reduction in staffing levels through attrition and maintaining salaries and benefits at 2008 levels. Other operating expenses decreased by $300,000 for the first quarter of 2010 compared to the first quarter of 2009. Other significant cost reductions have occurred when comparing first quarter 2010 to first quarter of 2009. ATM processing fees and correspondent bank charges have declined approximately $70,000; Director Fees declined by $40,000 in the first quarter and have now been totally eliminated going forward; and legal fees and supplies have each declined by $20,000. The cost savings generated were partially offset by a first quarter 2010 increase in FDIC and regulatory fees of $241,000 over the same period in 2009.

Foreclosed properties expenses (income) totaled ($2.9) million for the first quarter of 2010 compared to $743,000 for the first quarter of 2009. A positive fair value adjustment on loans transferred to foreclosed properties resulted in a net gain of $3.2 million in the first quarter of 2010. The Company recorded a negative fair value adjustment, for a loss during the first quarter of 2009 in the amount of $172,000. For the three months ended March 31, 2010 and 2009, losses on the sale of foreclosed properties were $111,000 and $420,000, respectively.

Income Taxes

There was no income tax expense or (benefit) recognized for either the first quarter 2010 or 2009.

Additional information regarding income taxes can be found in Note 10 to the consolidated financial statements filed in our 2009 Annual Report on Form 10-K.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Balance Sheet Review

Total assets at March 31, 2010 and December 31, 2009 were $600.3 million, and $614.6 million, respectively. Average total assets for the first quarter of 2010 were $606.2 million, down $70.0 million or 10.3% from $676.2 million in the first quarter of 2009.

Loans

The following table presents a composition of the Company’s loan portfolio.

Table 4- Loans Outstanding

(in thousands)	March 31, 2010	December 31, 2009

Real estate-commercial
Owner occupied	$163,039	$170,410
Non-owner occupied	17,155	14,793
Real estate-construction	166,103	175,527
Real estate-1-4 family	52,630	54,332
Commercial	14,063	14,396
Consumer	5,423	5,468

	418,413	434,926

Deferred loan fees	(29)	(35)
Allowance for loan losses	(13,735)	(13,324)

Loans, net	$404,649	$421,567

At March 31, 2010, total loans were $404.6 million, a decline of $16.9 million or 4.01% from December 31, 2009. The decline in loans is the result of problem loans transitioning to foreclosed properties and stagnant growth, both due to the economic deterioration in the Henry County market due to depressed housing sales and real estate values as well as significant local job losses due to reductions in construction and land development activity.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Asset Quality and Risk Elements

We manage asset quality and control credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. Our credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures. Additional information on the credit administration function is included in Item 1 under the headings Lending Policy and Loan Review and Non-performing Assets in our 2009 Annual Report on Form 10-K.

We classify performing loans as substandard loans when there is a well defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Substandard loans are classified as non-accrual substandard loans (or “non-performing loans”) when the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified as non-accrual, interest previously accrued but not collected is reversed against current interest revenue.

Reviews of substandard performing and non-performing loans, past due loans and larger credits, are conducted on a regular basis during the quarter and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are performed by the responsible lending officers and the chief credit officer and consider such factors as the financial strength of the borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, prevailing economic conditions and other factors. We also use an independent external loan review firm to validate the process described above.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009.

Table 5- Allowance for Loan Losses

	Three months ended March 31,
(in thousands)	2010	2009

Allowance at beginning of the period	$13,324	$17,730

Loans charged off:
Real estate	(124)	(1,341)
Commercial	-	-
Consumer	(7)	-

	(131)	(1,341)

Recoveries:
Real estate	60	-
Commercial	-	-
Consumer	13	8

	73	8

Net (charge-offs)	(58)	(1,333)

Additions to allowance charged to operating expense	469	1,600

Balance at end of the period	$13,735	$17,997

Total loans:
At period end	$418,384	$530,510
Average	431,729	538,777

Allowance as percentage of year end loans	3.28%	3.39%

As a percentage of average loans:
Net charge-offs	0.01%	0.25%
Provision for loan losses	0.11%	0.30%

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance for loan losses at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date. The amount each quarter is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. The decrease in the provision and the allowance for loan losses compared to a year ago were due to our aggressive recognition and partial charge-off of loans deemed impaired and the stabilization of the values of underlying collateral on impaired loans which has resulted in lower impairment charges. In addition, the decline in the loan portfolio has offset the higher default rate, which is one of the primary factors used in determining the allowance for loan losses.

Management believes that the allowance for loan losses at March 31, 2010 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section in our 2009 Annual Report on Form 10-K for additional information on the allowance for loan losses.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Nonperforming Assets

Our bank is located in what has historically been one of the fastest growing areas of the United States, south Metro Atlanta. A large number of our loans were to developers and contractors to purchase land, develop subdivisions and build houses to meet the growing population. The slowing economy has impacted many of our customers, causing stress in our portfolio, and increasing our nonperforming assets, which include nonperforming loans and foreclosed properties. Total nonperforming assets amounted to $148.0 million and $151.7 million at March 31, 2010 and December 31, 2009, respectively. The following table summarizes our nonperforming assets by type.

Table 6- Nonperforming Assets

(in thousands)	March 31, 2010	December 31, 2009

Nonaccrual loans (NPLs)	$81,780	$101,558

Loans past due 90 days or more and still accruing	1,800	471

Total nonperforming loans	$83,580	$102,029

Foreclosed properties	64,469	49,732

Total nonperforming assets (NPAs)	$148,049	$151,761

NPLs as a percentage of total loans	19.98%	23.46%
NPAs as a percentage of loans and foreclosed properties	30.66%	31.32%
NPAs as a percentage of total assets	24.66%	24.69%

In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $4,121,000 in residential mortgages, $14,283,000 in construction loans, $8,985,000 in commercial real estate loans and $2,014,000 in commercial loans at March 31, 2010.

Nonperforming loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $83.6 million or 20.0% of total loans at March 31, 2010, compared with $102.0 million (23.5%) at December 31, 2009, respectively.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The following table summarizes nonperforming assets by category.

Table 7- Nonperforming Assets (“NPAs”) by Category

(dollars in thousands)

	March 31, 2010			December 31, 2009
Loan type	Non- Performing Loans	Foreclosed Properties	Total	Non- Performing Loans	Foreclosed Properties	Total

Real estate-commercial
Owner occupied	$4,804	$-	$4,804	$9,917	$-	$9,917
Non-owner occupied	5,171	5,810	10,981	5,169	4,612	9,781

Total real estate-commercial	9,975	5,810	15,785	15,086	4,612	19,698
Real estate construction and development	67,013	47,010	114,023	79,514	32,931	112,445
Real estate 1-4 family	5,545	11,649	17,194	6,369	12,189	18,558

Total real estate loans	82,533	64,469	147,002	100,969	49,732	150,701

Commercial loans	1,011	-	1,011	1,014	-	1,014
Consumer loans	36	-	36	46	-	46

Total commercial and consumer loans	1,047	-	1,047	1,060	-	1,060

Total NPA’s	$83,580	$64,469	$148,049	$102,029	$49,732	$151,761

The following tables summarize the composition of our foreclosed properties at March 31, 2010.

Table 8- Composition of Foreclosed Properties

(dollars in thousands)	Balance	Percent*

Developments	$14,666	22.75
Raw Land	21,750	33.74
Houses	11,649	18.07
Lots	10,594	16.43
Commercial Real Estate	5,810	9.01

Total	$64,469	100.00

*Percent of total foreclosed properties

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. For the three months ended March 31, 2010 and 2009, the Company transferred $13.0 million and $1.6 million, respectively, of loans into foreclosed

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

property. During the first quarter of 2010, proceeds from cash sales of foreclosed properties were $1.4 million.

Investment Securities

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Securities available for sale at March 31, 2010 decreased $19.3 million from December 31, 2009.

Deposits

Total average deposits for the first quarter of 2010 were $575 million compared to $605 million for the first quarter of 2009. Although deposits were down in all categories, the majority of the decline was centered in money market accounts and time deposits as we lowered our deposit rates to reflect slowing demand on the asset side of the balance sheet, resulting in some customers moving funds to higher yielding investments. With diminished loan demand, we have sufficient liquidity to fund our balance sheet without relying on funding other than customer deposits. Because we are not well-capitalized under prompt corrective action, we are unable to renew existing brokered certificates. During the first quarter of 2010, we paid off $18.6 million in brokered deposits that matured. We do not plan on increasing our brokered certificates in the near future and have sufficient liquidity to pay off the brokered certificates as they mature.

Other Funding Sources

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta. Through this affiliation, advances, secured by a portion of our investment portfolio, totaling $1.1 million were outstanding at March 31, 2010. These advances were repaid in full when they matured in April 2010.

At March 31, 2010, the Bank had sufficient qualifying collateral pledged to the Federal Reserve Bank of Atlanta to secure discount window capacity of approximately $23 million.

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

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

At March 31, 2010 we had loan commitments outstanding of $31 million and standby letters of credit of $3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $714,000 for the quarter ended March 31, 2010. Net earnings of $4.2 million included non-cash gains relating to the fair market valuation of foreclosed properties in the amount of $3.2 million and securities gains of $813,000. Net cash provided by investing activities of $16.0 million consisted primarily of cash provided from a decrease in investment securities of $19.2 million offset by an $8.0 million increase in overnight balances and interest bearing deposits in banks. The $16.8 million of net cash used in financing activities consisted primarily of a net decrease in deposits of $16.6 million. In the opinion of management, the Company’s liquidity position at March 31, 2010 is sufficient to meet its expected cash flow requirements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Capital Resources

At March 31, 2010, we were considered undercapitalized under regulatory guidelines. The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of March 31, 2010 are as follows:

	Consolidated	Bank	Well Capitalized Regulatory Requirement

Leverage Capital Ratios	4.30%	4.27%	5.00%

Risk Based Capital Ratios:
Tier 1	5.15%	5.11%	6.00%
Total	6.42%	6.38%	10.00%

Subsequent Events

The Bank has a line of credit in the amount of $2.4 million secured by assignment of mortgages, real estate and shares of the Company’s common stock. Although the loan was not delinquent at quarter end, the principals in the business have indicated that it has ceased operations. The principals, who are also guarantors on the line of credit, have agreed to a pledge of additional collateral to the Bank, but following the period end, the Bank determined that a portion of the proposed additional collateral may not be clear of other encumbrances and therefore unavailable to secure the line of credit. The Bank is currently holding in excess of $350,000 in cash that can be applied against the debt in addition to the collateral pledged against the indebtedness. In addition, the Bank is in the process of preparing the legal documents required to perfect its interest in the unencumbered additional collateral. Should the principals be unable or unwilling to pledge the additional collateral and/or generate sufficient income from their other business activities to repay the loan, the Bank may be exposed to a collateral deficit of between $500,000 and $800,000. The Bank is continuing its efforts to minimize exposure to loss relating to this line of credit.

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as economic value of equity over a twelve-month period is subjected up to a 300 basis point increase and decrease in rates. Our most recent

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

model, February 2010, reflects a 9% increase in economic value of equity for a 100 basis point increase in rates. The same model shows a 16% decrease in economic value of equity for a 100 basis point decrease in rates. Our asset/liability committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and economic value of equity in the projected rate environment.

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

As a result of examination findings in mid 2009 by the Georgia Department of Banking and Finance, (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”), (collectively, the “Supervisory Authorities”), the Bank’s Directors, on May 7, 2010, entered into a Stipulation and Consent Agreement with the Supervisory Authorities agreeing to the issuance of a Consent Order (the “Order”). Specifically, the Order requires:

—	increased involvement by the Bank’s Board of Directors;
—	an assessment of current and future management and staffing needs;
—	reductions in adversely classified assets;
—	improvement in the overall quality and management of the loan portfolio;
—	adequate allowance for loan losses;
—	a Tier I leverage capital ratio of not less than 8% and a Total Risk Based capital ratio of not less than 10%;
—	establishment of a plan to maintain adequate liquidity including a prohibition on accepting brokered deposits and a limitation on interest rates paid on all deposits;
—	prior Supervisory Authority approval to pay cash dividends or Board of Director compensation;
—	the adoption of an annual strategic plan and budget.

The Order also establishes both a framework and timeframes for the Bank reporting on its compliance with the provisions of the Order. Most of the provisions of the proposed Order are already being addressed by management, thus it is not contemplated that the Order will significantly change how the Bank is currently being operated. However, there can be no assurance that the Bank will be successful in meeting all of the requirements of the Order.

If we fail to adequately address, or make substantial progress towards resolution of the regulatory concerns in the Order, the Supervisory Authorities may take further action including, but not limited to, additional requirements for maintaining sufficient capital under the Order. An ongoing failure to adequately address or make substantial progress towards addressing the concerns of the Supervisory Authorities could ultimately result in the eventual appointment of a receiver or conservator of the Bank’s assets.

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC. (Registrant)

DATE: May 14, 2010	BY:	/s/ David H. Gill
David H. Gill, President and CEO (Principal Executive Officer)

DATE: May 14, 2010	BY:	/s/ Charles W. Blair, Jr.
Charles W. Blair, Jr., EVP & CFO (Principal Financial and Accounting Officer)