Form 10-Q
period 2010-06-30
HENRY COUNTY BANCSHARES INC
filed 2010-08-13
CIK 706465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Common stock, par value $.10 per share: 14,245,690 shares outstanding as of July 30, 2010

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Part 1. FINANCIAL INFORMATION

Item 1. Financial Statements

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)	June 30, 2010	December 31, 2009

Assets

Cash and due from banks	$11,813	$11,887
Interest-bearing excess Federal Reserve balances	30,000	25,700
Interest-bearing deposits in banks	5,420	635
Securities available for sale, at fair value	56,150	72,177
Securities held to maturity (fair value approximates $704 and $705)	695	695
Restricted equity securities, at cost	1,266	1,266
Loans held for sale	—	499

Loans	408,207	434,891
Less allowance for loan losses	11,430	13,324

Loans, net	396,777	421,567

Premises and equipment	9,237	9,481
Foreclosed properties	65,336	49,732
Income taxes receivable	534	17,457
Other assets	3,066	3,552

Total assets	$580,294	$614,648

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$68,411	$59,831
Interest-bearing	485,872	526,270

Total deposits	554,283	586,101

Other borrowings	708	1,436
Other liabilities	4,040	3,784

Total liabilities	559,031	591,321

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued Common stock, par value $.10 and $2.50, respectively; 50,000,000 shares authorized; 14,388,749.6 shares issued	1,439	35,972
Capital surplus	35,273	740
Accumulated deficit	(13,867)	(12,491)
Accumulated other comprehensive income	737	1,425
Less cost of treasury stock, 143,060 shares	(2,319)	(2,319)

Total stockholders’ equity	21,263	23,327

Total liabilities and stockholders’ equity	$580,294	$614,648

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009

Interest income
Loans	$4,706	$3,313	$9,828	$9,193
Taxable securities	453	594	944	1,193
Nontaxable securities	43	68	91	133
Deposits in banks	16	11	20	14
Federal Reserve balances	19	—	36	—
Federal funds sold	—	—	—	10

Total interest income	5,237	3,986	10,919	10,543

Interest expense
Deposits	2,481	3,790	5,330	7,627
Other borrowings	3	14	14	28

Total interest expense	2,484	3,804	5,344	7,655

Net interest income	2,753	182	5,575	2,888
Provision for (recovery of) loan losses	2,180	12,340	(696)	13,940

Net interest income after provision for (recovery of) loan losses	573	(12,158)	6,271	(11,052)

Other operating income
Service charges on deposit accounts	463	351	906	659
Other service charges and fees	314	222	514	454
Securities gains (losses), net	175	—	987	(275)
Mortgage banking income	—	158	13	254

Total other operating income	952	731	2,420	1,092

Other expenses
Salaries and employee benefits	1,313	1,743	2,652	3,442
Occupancy and equipment expenses	357	386	734	861
Foreclosed properties, net	4,301	1,625	4,729	2,525
FDIC and regulatory	582	604	969	765
Other operating expenses	517	566	983	1,175

Total other expenses	7,070	4,924	10,067	8,768

Loss before income taxes	(5,545)	(16,351)	(1,376)	(18,728)

Income tax expense (benefit)	—	—	—	—

Net loss	$(5,545)	$(16,351)	$(1,376)	$(18,728)

Loss per share	$(0.39)	$(1.15)	$(0.10)	$(1.31)

Weighted average shares outstanding	14,245,690	14,245,690	14,245,690	14,245,690

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009

Net loss	$(5,545)	$(16,351)	$(1,376)	$(18,728)

Other comprehensive income (loss), net of tax

Unrealized holding gains (losses) on investment securities available for sale arising during period	363	(485)	299	(312)

Reclassification adjustment for gains on sale of securities available for sale realized in earnings	(175)	—	(987)	—

Associated income taxes	—	165	—	106

Total other comprehensive (loss) income, net of tax	188	(320)	(688)	(206)

Total comprehensive loss	$(5,357)	$(16,671)	$(2,064)	$(18,934)

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Six months ended June 30, 2010 and 2009

(unaudited)

(in thousands)	Common Stock	Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

Balance, December 31, 2008	$35,972	$740	$24,161	$789	$(2,319)	$59,343
Net loss	—	—	(18,728)	—	—	(18,728)
Other comprehensive loss	—	—	—	(206)	—	(206)

Balance, June 30, 2009	$35,972	$740	$5,433	$583	$(2,319)	$40,409

Balance, December 31, 2009	$35,972	$740	$(12,491)	$1,425	$(2,319)	$23,327
Net loss	—	—	(1,376)	—	—	(1,376)

Change in par value of common stock from $2.50 per share to $.10 per share	(34,533)	34,533	—	—	—	—

Other comprehensive loss	—	—	—	(688)	—	(688)

Balance, June 30, 2010	$1,439	$35,273	$(13,867)	$737	$(2,319)	$21,263

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009

(unaudited)

(in thousands)	2010	2009

Operating Activities
Net loss	$(1,376)	$(18,728)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	239	274
Decrease (increase) in loans held for sale	499	(853)
Provision for (recovery of) loan losses	(696)	13,940
Impairment losses on foreclosed properties	3,039	1,456
Gains on sale of securities available for sale	(987)	—
Impairment losses on restricted equity securities	—	275
Net losses on sale of foreclosed properties	152	537
Gain on the sale of premises and equipment	(99)	—
Decrease in interest receivable	380	2,311
Decrease in interest payable	(525)	(31)
Decrease in income taxes receivable	16,923	6,122
Net other operating activities	887	(212)

Net cash provided by operating activities	18,436	5,091

Investing Activities
Purchases of securities available for sale	(33,074)	(35,092)
Proceeds from maturities of securities available for sale	25,960	23,439
Proceeds from sale of securities available for sale	23,440	—
Proceeds from maturities of securities held to maturity	—	2,316
Retirement of restricted equity securities	—	102
Net increase in interest-bearing excess Federal Reserve balances	(4,300)	—
Net decrease in federal funds sold	—	14,300
Net increase in interest-bearing deposits in banks	(4,785)	(54,661)
Net decrease in loans	5,430	4,759
Additions to foreclosed properties	(261)	(75)
Proceeds from sale of foreclosed properties	1,522	4,320
Proceeds from sale of premises and equipment	104	—
Purchase of premises and equipment	—	(228)

Net cash provided by (used in) investing activities	14,036	(40,820)

Financing Activities
Net increase (decrease) in deposits	(31,818)	37,005
Net repayments of other borrowings	(728)	(663)

Net cash provided by (used in) financing activities	(32,546)	36,342

Net increase (decrease) in cash and due from banks	(74)	613

Cash and due from banks, beginning of period	11,887	14,039

Cash and due from banks, end of period	$11,813	$14,652

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009

(unaudited)

(in thousands)	2010	2009

Supplemental Disclosures of Cash Flow Information

Cash paid (received) for:
Interest	$5,869	$7,686

Income taxes	$(16,923)	$(6,122)

Noncash transactions
Other real estate acquired in settlement of loans	$20,732	$16,125

Financed sales of foreclosed properties	$676	$248

See accompanying notes to consolidated financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1)	BASIS OF PRESENTATION

The consolidated financial information for Henry County Bancshares, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Certain amounts at December 31, 2009 and for the three and six months ended June 30, 2009 have been reclassified to conform to the current period presentation.

The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

2)	COMMON STOCK

On May 18, 2010, the Company changed the number of authorized common shares from 30,000,000 shares to 50,000,000 shares. Concurrently, the Company also changed the par value of the common shares from $2.50 per share to $.10 per share. The excess of the par value of the $2.50 par value common stock over the par value of the $.10 par value common stock, on the total outstanding shares of 14,388,750, totaled $34.5 million, which has been credited to capital surplus.

3)	RECENT OPERATING LOSSES AND IMPACT ON CAPITAL

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized at June 30, 2010. On May 14, 2010, the Bank entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) (collectively, the “Supervisory Authorities”) agreeing to the issuance of a Consent Order (the “Order”). The Order stipulates, among other conditions, that the Bank reach and maintain a Tier 1 capital ratio equal to or exceeding 8%. There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities. Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3)	RECENT OPERATING LOSSES AND IMPACT ON CAPITAL, continued

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

Actions have been initiated to mitigate lending exposure, strengthen the loan portfolio, and protect the Bank’s collateral interests, as well as to reduce operating costs and provide for positive cash flows throughout 2010. Notwithstanding these efforts, the Bank sustained a loss for the first six months of 2010 of $1,376,000 primarily resulting from impairment charges and increased operating expenses on foreclosed properties plus additional losses on problem loans resulting primarily from continued declines in value of the underlying real estate securing these problem loans.

The Capital Committee of the Board of Directors continues to review various alternatives for increasing the Bank’s capital and has asked management to prepare the necessary documentation to use in an offering of common stock at such time that it is deemed appropriate to offer common stock for sale to its current stockholders and other qualified investors. However, there can be no assurance that any offering of common stock will be successful in raising sufficient capital to return the Bank to the required capital levels.

4)	RECLASSIFICATION

In 2009, the Bank purchased from the FDIC, the FDIC’s portion of four loans in which the Bank was a participant and the lead bank had been placed in receivership. The face value of the former lead bank’s portion being offered by the FDIC amounted to $8,908,000. The Bank was the successful bidder for the balance of these four loans, purchasing them for a total price of $501,300, or a discount of $8,406,700. The face value of the Bank’s portion of the four loans totaled $10,394,000, which the Bank had written down by $6,437,000 to a carrying value of $3,454,700. In 2010, the Bank foreclosed on the underlying real estate on the four loans, having a fair market value, based on current appraisals, of $8,779,000. The Bank recorded the four parcels of foreclosed properties at $7,301,000, which represents a discount to their fair value to cover estimated selling and other disposal costs. The recording of these assets generated a fair value adjustment of $3,345,000 which was recorded as a foreclosure gain in the March 2010 financial statements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4)	RECLASSIFICATION, continued

Subsequently, during an examination of the Bank by the Supervisory Authorities during the current period, the above described transaction was reviewed. The Supervisory Authorities required the Bank to record the fair value adjustment of $3,345,000 as a recovery of a loan charge off rather than a foreclosure gain, resulting in a corresponding reduction to the provision for loan losses for the three months ended March 31, 2010. The reclassification of the $3,345,000 did not change the financial results at March 31, 2010 or the results of operation for the three months ending thereon. The reclassification is reflected in the accompanying financial statements for the six months ended June 30, 2010.

The reclassification affected the changes in the allowance for loan losses and the expense (income) on foreclosed properties as previously reported for the three months ended March 31, 2010 as reflected below.

	Change in Allowance for Loan Losses
(in thousands)	As Previously Reported	As Reclassified

Balance, beginning of period	$13,324	$13,324

Provision for (recovery of) loan losses	469	(2,876)

Loans charged off	(131)	(131)

Recoveries of loans previously charged off	73	3,418

Balance, end of period	$13,735	$13,735

	Expenses (income) on Foreclosed Properties
	As Previously Reported	As Reclassified

Net loss on sale of other real estate	$111	$111

Fair value adjustment to foreclosed properties	(3,192)	153

Operating expenses, net of rental income	164	164

	$(2,917)	$428

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5)	ACCOUNTING STANDARDS UPDATES

In May 2010, the FASB issued Accounting Standards Update No. 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (“ASU No. 2010-19”). ASU No. 2010-19 codifies the SEC Staff Announcement on May 18, 2010, regarding the SEC’s view on certain foreign currency issues related to investments in Venezuela. This guidance was effective May 18, 2010 and is not applicable to the Company.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires disclosures regarding loans and the allowance for loan losses that are disaggregated by portfolio segment and class of financing receivable. Existing disclosures were amended to require a rollforward of the allowance for loan losses by portfolio segment, with the ending balance broken out by basis of impairment method, as well as the recorded investment in the respective loans. Nonaccrual and impaired loans by class must also be shown. ASU No. 2010-20 also requires disclosures regarding: 1) credit quality indicators by class, 2) aging of past due loans by class, 3) troubled debt restructurings (“TDRs”) by class and their effect on the allowance for loan losses, 4) defaults on TDRs by class and their effect on the allowance for loan losses, and 5) significant purchases and sales of loans disaggregated by portfolio segment. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period type disclosures. Activity related disclosures are effective for interim and annual reporting periods beginning on or after December 15, 2010. ASU No. 2010-20 will have an impact on the Company’s disclosures, but not its financial position or results of operations.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6)	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

Securities Available for Sale

		Gross	Gross	Estimated
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2010:
U.S. Government sponsored agencies	$16,303	$152	$(1)	$16,454
State and municipal securities	13,393	139	(67)	13,465
Mortgage-backed securities	25,717	523	(9)	26,231

	$55,413	$814	$(77)	$56,150

December 31, 2009:
U.S. Government sponsored agencies	$29,581	$216	$(108)	$29,689
State and municipal securities	10,461	169	(85)	10,545
Mortgage-backed securities	30,710	1,284	(51)	31,943

	$70,752	$1,669	$(244)	$72,177

Securities Held to Maturity

		Gross	Gross	Estimated
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2010
State and municipal securities	$695	$9	$—	$704

December 31, 2009:
State and municipal securities	$695	$11	$(1)	$705

Restricted equity securities are summarized as follows:

(in thousands)	June 30, 2010	December 31, 2009

Federal Home Loan Bank stock	$1,266	$1,266

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6)	SECURITIES, continued

Securities with a carrying value of $16,454,000 at June 30, 2010 and $21,170,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

The following table summarizes securities sales activity and gains (losses) for the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Proceeds from sales	$3,113	$—	$23,440	$—

Gross gains on sale	175	—	987	—
Impairment losses on restricted equity securities	—	—	—	(275)

Net gains (losses)	$175	$—	$987	$(275)

The amortized cost and fair value of debt securities as of June 30, 2010 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Securities Available for Sale		Securities Held to Maturity
(in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$17,090	$17,223	$270	$274
Due after one year through five years	5,493	5,613	425	430
Due after five years through ten years	5,527	5,505	—	—
After ten years	1,586	1,578	—	—
Mortgage-backed securities	25,717	26,231	—	—

	$55,413	$56,150	$695	$704

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6)	SECURITIES, continued

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

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Securities Available for Sale

	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010
U. S. Government sponsored agencies	$999	$1	$—	$—
State and municipal securities	3,883	67	—	—
Mortgage-backed securities	1,080	9	—	—

Total temporarily impaired securities	$5,962	$77	$—	$—

December 31, 2009
U. S. Government sponsored agencies	$5,888	$108	$—	$—
State and municipal securities	2,923	85	—	—
Mortgage-backed securities	2,019	51	—	—

Total temporarily impaired securities	$10,830	$244	$—	$—

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6)	SECURITIES, continued

Securities Held to Maturity

	Less Than 12 Months		12 Months or More
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010
U. S. Government sponsored agencies	$—	$—	$—	$—
State and municipal securities	—	—	—	—
Mortgage-backed securities	—	—	—	—

Total temporarily impaired securities	$—	$—	$—	$—

December 31, 2009
U. S. Government sponsored agencies	$—	$—	$—	$—
State and municipal securities	—	—	249	1
Mortgage-backed securities	—	—	—	—

Total temporarily impaired securities	$—	$—	$249	$1

The unrealized losses on the Company’s investment in state and municipal securities are caused by changes in interest rates. The Company’s investments in state and municipal securities consist primarily of general obligations of municipalities located in the state of Georgia. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010 and December 31, 2009.

The unrealized losses on the Company’s investment in both direct obligations of federal agencies and mortgage-backed securities guaranteed by federal agencies were also caused by changes in interest rates. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government, accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2010 and December 31, 2009.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7)	LOANS

The composition of loans is summarized as follows:

(in thousands)	June 30, 2010	December 31, 2009

Real estate-commercial
Owner occupied	$162,479	$170,410
Non-owner occupied	16,875	14,793
Real estate-construction	157,482	175,527
Real estate-1-4 family	51,746	54,332
Commercial	14,338	14,396
Consumer	5,310	5,468

	408,230	434,926

Deferred loan fees	(23)	(35)
Allowance for loan losses	(11,430)	(13,324)

Loans, net	$396,777	$421,567

Included in real estate construction loans above, at June 30, 2010 are $132,749,000 of interest only loans of which 91% have interest due on at least a semiannual basis and 9% have interest due at maturity.

Changes in the allowance for loan losses are as follows:

	Six months ended June 30,
(amounts in thousands)	2010	2009

Balance, beginning of period	$13,324	$17,730

Provision for (recovery of) loan losses	(696)	13,940

Loans charged off	(4,618)	(16,562)

Recoveries of loans previously charged off	3,420	62

Balance, end of period	$11,430	$15,170

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7)	LOANS, continued

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as nonperforming. At June 30, 2010, the Company had $64,126,000 in construction loans, $17,192,000 in commercial real estate loans and $749,000 in commercial loans that were modified in troubled debt restructuring and nonperforming. In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $5,719,000 in residential mortgages, $18,469,000 in construction loans, $17,904,000 in commercial real estate loans and $2,014,000 in commercial loans at June 30, 2010.

Interest income recognized on impaired loans amounted to $716,000 and $206,000 for the six months ended June 30, 2010 and 2009, respectively. For the quarters ended June 30, 2010 and 2009, the amount of interest income recognized from cash payments totaled $669,000 and $68,000, respectively.

The following is a summary of information pertaining to impaired loans, nonaccrual loans, and loans past due ninety days or more.

(amounts in thousands)	June 30, 2010	December 31, 2009

Impaired loans without a valuation reserve	$108,117	$94,382
Impaired loans with a valuation reserve	28,834	20,334

Total impaired loans	$136,951	$114,716

Valuation allowance related to impaired loans	$5,081	$5,284
Nonaccrual loans	90,475	101,558
Loans past due ninety days or more and still accruing interest	1,960	471

The average investment in impaired loans for the six months ended June 30, 2010 and the twelve months ended December 31, 2009 approximated $120.3 million and $106.0 million, respectively.

No additional funds are committed to be advanced in connection with impaired loans.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8)	FORECLOSED PROPERTIES

A summary of activity in foreclosed properties is as follows:

	Six Months Ended June 30,
(in thousands)	2010	2009

Balance, beginning of period	$49,732	18,398
Loans transferred to foreclosed properties	20,732	16,125
Capitalized costs to properties	261	75
Cash sales proceeds	(1,522)	(4,320)
Financed sales	(676)	(248)
Loss on sale of properties	(152)	(537)
Impairment losses	(3,039)	(1,456)

Balance, end of period	$65,336	$28,037

Expenses (income) applicable to foreclosed properties include the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2010	2009	2010	2009

Net loss on sales of other real estate	$41	$116	$152	$537
Fair value adjustment to foreclosed properties	2,886	1,299	3,039	1,456
Operating expenses, net of rental income	1,374	210	1,538	532

	$4,301	$1,625	$4,729	$2,525

9)	COMMITMENTS AND CONTINGENCIES

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9)	COMMITMENTS AND CONTINGENCIES, continued

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

(in thousands)	June 30, 2010	December 31, 2009

Standby letters of credit	$2,625	$2,671

Commitments to extend credit	22,900	36,236

	$25,525	$38,907

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10)	CONCENTRATIONS OF CREDIT RISK

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Henry County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Ninety-five percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. Additionally, forty percent of the Company’s loan portfolio is concentrated in real estate construction and land development loans. Accordingly, the ultimate collectability of the loan portfolio and recovery of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area.

The Bank, as a matter of state law, does not generally extend additional credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $5,600,000. The State of Georgia recently enacted new legislation that has been signed into law by the governor which allows banks to renew existing debt that would exceed the statutory capital limit subject to certain limitations.

11)	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At June 30, 2010, no dividends could be declared without prior regulatory approval.

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11)	REGULATORY MATTERS, continued

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

The Supervisory Authorities examined the Bank during June and July 2010. Although the final report has not been issued, the Bank believes that the findings of the Supervisory Authorities are fully reflected in the accompanying financial statements.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. At June 30, 2010, under the prompt corrective active framework, the Bank’s Tier 1 Risk Based Capital Ratio is considered adequately capitalized, the Tier 1 Leverage Ratio is considered undercapitalized and the Bank’s Total Risk Based Capital Ratio is considered significantly undercapitalized. Therefore as of June 30, 2010, the Bank is considered, under the prompt corrective action framework, significantly undercapitalized as the lowest ratio determines the regulatory category. Prompt corrective action provisions are not applicable to bank holding companies.

	Consolidated	Bank	Well Capitalized Regulatory Requirement
Leverage Capital Ratios	3.48%	3.45%	5.00%

Risk Based Capital Ratios:
Tier 1	4.19%	4.16%	6.00%
Total	5.45%	5.41%	10.00%

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Notes to Consolidated Financial Statements

12)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

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

Notes to Consolidated Financial Statements

12)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

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

Notes to Consolidated Financial Statements

12)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Assets
Securities available for sale	$6,183	$49,967	$—	$56,150

Total assets at fair value	$6,183	$49,967	$—	$56,150

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Assets
Securities available for sale	$1,211	$70,966	$—	$72,177
Loans held for sale	—	499	—	499

Total assets at fair value	$1,211	$71,465	$—	$72,676

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

Assets Measured at Fair Value on a Nonrecurring Basis: Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis. The following tables present the nonrecurring fair value changes made to financial instruments carried on the consolidated balance sheet by caption.

	For the Six Months Ended June 30, 2010 2010 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$—	$1,023	$1,015	$2,038
Foreclosed assets	—	422	2,617	3,039

Total	$—	$1,445	$3,632	$5,077

	For the Three Months Ended June 30, 2010 2010 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$—	$898	$860	$1,758
Foreclosed assets	—	413	2,473	2,886

Total	$—	$1,311	$3,333	$4,644

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

In accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans and foreclosed properties with Level 2 carrying amounts of $36,829,000 and $20,234,000, respectively, were written down to their fair values of $35,806,000 and $19,812,000, resulting in impairment charges to earnings in 2010 of $1,023,000 and $422,000, respectively. Individual loans and foreclosed properties with Level 3 carrying amounts of $56,799,000 and $48,259,000, respectively, were written down to their fair values of $55,784,000 and $45,642,000, resulting in impairment charges to earnings in 2010 of $1,015,000 and $2,617,000, respectively. Fair values for impaired loans are estimated using the present value of expected cash flows discounted at the loan’s effective interest rate or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions. When the fair value of the impaired loan is determined using collateral with an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2. When an appraised value is not available and there is no determinable market price, the Company records the loan impairment as nonrecurring Level 3.

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, interest-bearing deposits in banks, excess Federal Reserve balances and federal funds sold	$47,233	$47,233	$38,222	$38,222
Securities available for sale	56,150	56,150	72,177	72,177
Securities held to maturity	695	704	695	705
Restricted equity securities	1,266	1,266	1,266	1,266
Loans held for sale	—	—	499	499
Loans, net	396,777	396,276	421,567	425,531
Accrued interest receivable	1,842	1,842	2,222	2,222

Financial liabilities:
Deposits	$554,283	$559,891	$586,101	$595,438
Other borrowings	708	708	1,436	1,478
Accrued interest payable	1,591	1,591	2,116	2,116

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	difficult market conditions and economic trends;

•	our concentrations of residential and commercial construction and development loans;

•	continued deterioration in the metro Atlanta real estate markets;

•	our allowance for loan losses may not be sufficient to cover actual loan losses that could be incurred;

•	increased carrying costs and the probability of additional impairment charges associated with our foreclosed properties

•	extended holding periods that may be required before we can liquidate our foreclosed properties

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

•	our ability to maintain liquidity or access other sources of funding;

•	changes in the cost and availability of funding;

•	changes in prevailing interest rates that may negatively affect our net income and the value of our assets;

•	changes in financial services laws and regulations;

•	competition from financial institutions and other financial service providers;

•	ability to retain key personnel;

•	increasing FDIC Insurance premiums brought on by systemic industry deterioration in conjunction with a higher risk rating assigned to our Bank;

•	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings;

•	recently enacted financial regulations could have a negative impact on noninterest income of the Company;

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

At June 30, 2010, we had total assets of $580 million, total loans of $408 million, total deposits of $554 million, and stockholders’ equity of $21 million.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

For the first six months of 2010, we incurred a loss of $1.4 million compared to a loss of $18.7 million for the same period in 2009. During the second quarter of 2010 we incurred a loss of $5.5 million compared to a loss of $16.4 million in the second quarter of 2009. Our losses for the second quarter and for the first six months resulted from increased impairment charges and carrying costs on foreclosed properties and further write downs on nonperforming loans secured by real estate as a result of continued economic stagnation in the real estate markets in which we operate. As a result of the increase in nonperforming (nonearning) assets, interest income continues to correspondingly decline. In addition to the costs, charges, and interest income reduction associated with our nonperforming assets, we also experienced a significant increase in recurring FDIC Insurance Premiums for the first six months of 2010 when compared to the same period in 2009. FDIC Insurance premiums for 2009 reflect the one-time special FDIC assessment. The increased cost of recurring FDIC Insurance was the result of premium increases plus additional premiums based on the risk profile of the Bank.

The Company’s nonperforming assets reflect the impact of slowed economic activity, depressed real estate values, reduced sales and a challenging banking environment. Total nonperforming assets at June 30, 2010 were $157.8 million compared to $151.8 million at December 31, 2009. The increase in nonperforming assets during the first six months of 2010 reflects the addition of new loans that were previously performing, plus our inability, due to market conditions, to sell meaningful amounts of foreclosed properties to offset nonperforming loans which moved to foreclosed properties during the first six months. Net charge-offs for the first six months amounted to $1.2 million compared to $16.5 million for the same period in 2009. Gross charges-offs for the six months ending June 30, 2010 totaled $4.6 million, but were mostly offset by a recovery of $3.3 million. At December 31, 2009, our allowance for loan losses was $13.3 million or 3.06% of loans compared to $11.4 million or 2.80% at June 30, 2010.

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Results of Operations

For the first six months of 2010, we incurred a loss of $1.4 million compared to a loss of $18.7 million for the same period in 2009. During the second quarter of 2010 we incurred a loss of $5.5 million compared to a loss of $16.4 million in the second quarter of 2009. Our losses for the second quarter and for the first six months resulted from increased impairment charges and carrying costs on foreclosed properties and further write downs on nonperforming loans secured by real estate as a result of continued economic stagnation in the real estate markets in which we operate. As a result of the increase in nonperforming (nonearning) assets, interest income continues to correspondingly decline. During the first six months of 2010, we also experienced a significant increase in recurring FDIC Insurance Premiums when compared to the same period in 2009. The impact on earnings from the above mentioned items has been partially offset by a reduction in controllable operating expenses, increases in other income, and nonrecurring other income gains.

Net cash provided by operating activities (“operating cash flow”), which reflects net earnings or loss exclusive of noncash items, totaled $18.5 million for the first six months of 2010. Included in our operating cash flow for the periods ended June 30, 2010 and 2009 is the receipt of tax refunds in the amount of $16.9 million and $6.1 million, respectively. Not including refunds, our operating cash flow amounted to $1.6 million for the first six months of 2010 compared to a cash outflow of $1.1 million for the same period in 2009. Operating cash flow is a significant liquidity measure that is critical to a bank’s operations and continued viability.

Our provision for loan losses amounted to $2.2 million for the three months ended June 30, 2010, compared to a provision of $12.3 million for the same period in 2009. For the six month period ended June 30, 2010, we reduced our allowance for loan losses through a negative provision of $696,000. The negative provision results from a recovery of $3.3 million relating to a positive fair value adjustment upon foreclosure of certain collateral. For the first six months of 2009, we added $14.0 million to our allowance for loan losses through the provision. In addition to providing for loan losses, we also continue to have fair value adjustments and losses on the sale of foreclosed properties. For the six months ended June 30, 2010, we had impairment charges of $3.0 million plus losses on the sale of foreclosed properties in the amount of $152,000 compared to $1.5 million in impairment charges and $537,000 in losses for the same period in 2009.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 1-Financial Highlights

Selected Financial Information

	For the three months ended					For the six months ended
(in thousands, except per share and other data)	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	June 30,
						2010	2009
SUMMARY OF OPERATIONS
Interest income	$5,237	$5,682	$5,009	$5,796	$3,946	$10,919	$10,543
Interest expense	2,484	2,860	3,357	3,741	3,805	5,344	7,655

Net interest income	2,753	2,822	1,652	2,055	141	5,575	2,888
Provision for loan losses	2,180	(2,876)	24,850	378	12,340	(696)	13,940
Other operating income	952	1,469	724	832	763	2,420	1,092
Other expenses	7,070	2,998	5,516	3,552	4,915	10,067	8,768

Earnings (loss) before income taxes	(5,545)	4,169	(27,990)	(1,043)	(16,351)	(1,376)	(18,728)
Income tax expense (benefit)	—	—	(11,109)	—	—	—	—

Net earnings (losses)	$(5,545)	$4,169	$(16,881)	$(1,043)	$(16,351)	$(1,376)	$(18,728)

Weighted average shares	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690

PERFORMANCE MEASURES

Per common share:
Earnings (loss) per share	$(0.39)	$0.29	$(1.18)	$(0.07)	$(1.15)	$(0.10)	$(1.31)
Cash dividends per share	—	—	—	—	—	—	—

Profitability ratios:
Return on average equity	-82.56%	63.53%	-214.00%	-10.41%	-113.67%	-10.36%	-60.80%
Return on average assets	-3.77%	2.75%	-10.66%	-0.63%	-9.71%	-0.46%	-5.55%
Net interest margin	2.20%	2.18%	1.19%	1.35%	0.12%	2.18%	0.92%
Efficiency ratio	190.82%	69.87%	232.15%	123.03%	543.69%	125.92%	220.30%

Loan Quality Indicators
Net charge-offs (recoveries)	4,485	(3,287)	26,096	978	15,166	1,198	15,166
Net charge-offs to average loans	1.08%	-0.76%	5.52%	0.20%	2.90%	0.28%	2.91%

AVERAGE BALANCES

Loans	$416,877	$431,729	$472,626	$495,245	$522,471	$424,267	$527,801
Investment securities	51,751	57,810	72,815	72,800	71,131	54,761	68,724
Earning assets	507,255	523,121	554,631	610,710	633,951	515,165	631,419
Total assets	589,063	606,236	633,543	663,058	673,628	597,592	674,739
Deposits	558,710	575,076	597,216	617,906	611,534	566,839	608,130
Stockholders’ equity	26,864	26,247	31,553	40,094	57,536	26,557	61,610

AT PERIOD END

Loans	$408,207	$418,384	$434,891	$482,784	$496,473
Investment securities	56,845	53,565	72,872	72,757	72,843
Total assets	580,294	600,269	614,648	652,438	673,678
Deposits	554,283	569,457	586,101	608,331	627,481
Stockholders’ equity	21,263	26,619	23,327	39,779	40,409
Common shares outstanding	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690
Book value	$1.49	$1.87	$1.64	$2.79	$2.84

Liquidity ratios:

Total loans to total deposits	73.65%	73.47%	74.20%	79.36%	79.12%
Average loans to average earning assets	82.18%	82.53%	85.21%	81.09%	82.42%
Noninterest-bearing deposits to total deposits	12.34%	12.59%	10.21%	11.14%	10.89%

Capital ratios:

Leverage	3.48%	4.30%	3.38%	5.79%	5.92%
Risk-based capital
Tier 1	4.19%	5.15%	4.30%	7.42%	7.40%
Total	5.45%	6.42%	5.55%	8.69%	8.67%

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

The average yield on interest earning assets increased and the average cost of interest bearing liabilities declined for both the second quarter of 2010 and for the six months ended June 30, 2010 compared to the same periods for 2009 resulting in increases in the net interest margin for the periods. The net interest margin for the six months ended June 30, 2010 and the quarter ending thereon was 2.18% and 2.20%, respectively compared to .92% and .12% for the same periods in 2009. For the first six months of 2010, the yield on average interest earning assets was 4.27%, an increase from 3.37% for the same period in 2009. For the quarters ending June 30, 2010 and 2009, the yield on average earning assets totaled 4.19% and 2.55%, respectively.

The impact of non recurring interest adjustments from loans placed on nonaccrual status and the collection of interest on nonaccrual loans impacted the yields in both periods. During the first six months of 2010 some customers cured defaults that brought their loans current. These amounts were partially offset by interest reversed on loans placed on nonaccrual. In addition, an unrecorded 2009 advance on a line of credit for payment of interest was collected through foreclosure in 2010. The following chart shows the impact of these non recurring interest adjustments on the yield on earning assets and the net interest margin for the three and six month periods ended June 30, 2010 and 2009.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

	For the six months ended June 30,
	2010			2009
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Amounts reflected in financial statements	$515,165	$10,919	4.27%	$631,419	$10,543	3.37%

Effect of non accrual interest (collected) reversed		(432)			3,300
Effect of interest advance (collected) reversed		(521)			1,500

Total adjustments		(953)			4,800

Amounts excluding the effect of nonaccrual interest income/reversals	$515,165	$9,966	3.90%	$631,419	$15,343	4.90%

Adjusted net interest revenue		$4,622			$7,688

Adjusted net interest margin			1.81%			2.46%

	For the three months ended June 30,
	2010			2009
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Amounts reflected in financial statements	$507,255	$5,237	4.19%	$633,951	$3,986	2.55%

Effect of non accrual interest reversed		125			2,769
Effect of interest advance (collected) reversed		(521)			1,500

Total adjustments		(396)			4,269

Amounts excluding the effect of nonaccrual interest income/reversals	$507,255	$4,841	3.87%	$633,951	$8,255	5.28%

Adjusted net interest revenue		$2,357			$4,451

Absent these non recurring items, the yield on earning assets for the first six months of 2010 and 2009 would have been 3.90% and 4.90% respectively. The decrease in the adjusted yield on average interest earning assets is primarily the result of the increase in nonperforming assets. Average nonperforming assets (nonaccrual loans and foreclosed properties) for the six month periods ending June 30, 2010 and 2009 were $149.2 million (24.8% of average assets) and $94.6 million (14.09% of average assets), respectively. In addition, the overall decline in interest rates has translated into a decrease in fixed rates on new and renewed loans in during the first six months of 2010. The cost of interest bearing liabilities for the three and six month periods ended June 30, 2010 were 2.05% and 2.15%, respectively, compared to 2.83% and 2.84% for the same periods in 2009. The decline in the cost of interest bearing liabilities is reflective of the overall decline in interest rates and the decline in funding needs of the Bank due to decreased loan demand. The decline in funding needs has allowed the Bank to not renew higher cost, non customer related deposits, which has helped reduce the overall cost of interest bearing liabilities and reduce the overall balance sheet.

Net interest income totaled $2.2 million and $5.1 million for the three and six month periods ended June 30, 2010 compared to $182,000 and $2.9 million for the same periods in 2009. Net interest income for the first six months of 2010 and 2009, adjusted for non recurring interest income items, totaled $4.6 million and $7.7 million, representing an adjusted margin for the two periods of 1.81% and 2.46% respectively.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 2-Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the three months ended June 30, 2010 and 2009

	2010			2009
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Assets:
Interest-earning assets:
Loans (1)	$416,877	$4,706	4.58%	$522,471	$3,313	2.57%
Taxable securities (2)(3)	46,891	453	3.92%	65,940	594	3.65%
Tax-exempt securities (2)(4)	4,860	43	3.59%	5,191	68	5.31%
Overnight investments and other interest-earning assets	38,627	35	0.37%	40,349	11	0.11%

Total interest-earning assets	507,255	5,237	4.19%	633,951	3,986	2.55%

Non-interest-earning assets:
Allowance for loan losses	(13,759)			(17,793)
Cash and due from banks	10,831			12,627
Other assets	84,736			44,843

Total assets	$589,063			$673,628

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$57,997	$71	0.50%	$60,919	$75	0.50%
Money market	37,537	59	0.63%	40,701	63	0.63%
Savings	32,684	41	0.51%	31,545	48	0.62%
Time deposits less than $100,000	199,981	1,206	2.45%	219,616	1,957	3.61%
Time deposits greater than $100,000	120,026	793	2.68%	135,514	1,257	3.76%
Brokered deposits	41,442	311	3.05%	54,652	390	2.89%

Total interest-bearing deposits	489,667	2,481	2.05%	542,947	3,790	2.83%
Other borrowings	562	3	2.17%	1,926	14	2.88%

Total interest-bearing liabilities	490,229	2,484	2.06%	544,873	3,804	2.83%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	69,043			68,587
Other liabilities	2,927			2,632

Total liabilities	562,199			616,092
Stockholders’ equity	26,864			57,536

Total liabilities and stockholders’ equity	$589,063			$673,628

Net interest revenue		$2,753			$182

Net interest-rate spread			2.13%			-0.28%

Net interest margin (5)			2.20%			0.12%

(1)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(2)

Securities available for sale are shown at amortized cost. Average pretax unrealized gains of $792,000 for the three months ended June 30, 2010 and $575,000 for the three months ended June 30, 2009 are included in other assets.

(3)	Includes restricted equity securities
(4)	Interest income on tax-exempt securities is not stated on a tax equivalent basis.
(5)	Net interest margin is not stated on a tax-equivalent basis.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 3-Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the six months ended June 30, 2010 and 2009

	2010			2009
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans (1)	$424,267	$9,828	4.67%	$527,801	$9,193	3.51%
Taxable securities (2)(3)	49,899	944	3.82%	63,304	1,193	3.80%
Tax-exempt securities (2)(4)	4,862	91	3.76%	5,420	133	4.95%
Overnight investments and other interest-earning assets	36,137	56	0.31%	34,894	24	0.14%

Total interest-earning assets	515,165	10,919	4.27%	631,419	10,543	3.37%

Non-interest-earning assets:
Allowance for loan losses	(15,555)			(13,967)
Cash and due from banks	11,127			12,845
Other assets	86,855			44,442

Total assets	$597,592			$674,739

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$57,439	$140	0.49%	$59,338	$145	0.49%
Money market	37,029	113	0.61%	43,092	142	0.66%
Savings	32,479	80	0.50%	30,981	104	0.67%
Time deposits less than $100,000	203,590	2,615	2.59%	217,265	3,901	3.62%
Time deposits greater than $100,000	122,092	1,696	2.80%	135,496	2,528	3.76%
Brokered deposits	47,077	686	2.94%	54,677	807	2.98%

Total interest-bearing deposits	499,706	5,330	2.15%	540,849	7,627	2.84%
Other borrowings	1,011	14	2.79%	2,030	28	2.77%

Total interest-bearing liabilities	500,717	5,344	2.15%	542,879	7,655	2.84%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	67,133			67,281
Other liabilities	3,185			2,969

Total liabilities	571,035			613,129
Stockholders’ equity	26,557			61,610

Total liabilities and stockholders’ equity	$597,592			$674,739

Net interest revenue		$5,575			$2,888

Net interest-rate spread			2.12%			0.53%

Net interest margin (5)			2.18%			0.92%

(1)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(2)

Securities available for sale are shown at amortized cost. Average pretax unrealized gains of $800,000 for the six months ended June 30, 2010 and $686,000 for the six months ended June 30, 2009 are included in other assets.

(3)	Includes restricted equity securities
(4)	Interest income on tax-exempt securities is not stated on a tax equivalent basis.
(5)	Net interest margin is not stated on a tax-equivalent basis.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 4- Changes in Interest Income and Interest Expense

	Three Months Ended June 30, 2010 Compared to 2009 Increase (decrease) Due to Changes in			Six Months Ended June 30, 2010 Compared to 2009 Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(777)	$2,170	$1,393	$(2,025)	$2,660	$635
Taxable securities	(182)	41	(141)	(254)	5	(249)
Tax-exempt securities	(4)	(21)	(25)	(13)	(29)	(42)
Overnight investments and other interest-earning assets	—	24	24	1	31	32

Total interest-earning assets	(963)	2,214	1,251	(2,291)	2,667	376

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	(4)	—	(4)	(5)	—	(5)
Money market	(4)	—	(4)	(19)	(10)	(29)
Savings	2	(9)	(7)	4	(28)	(24)
Time deposits less than $100,000	(163)	(588)	(751)	(233)	(1,053)	(1,286)
Time deposits greater than $100,000	(132)	(332)	(464)	(232)	(600)	(832)
Brokered deposits	(98)	19	(79)	(111)	(10)	(121)

Total interest-bearing deposits	(399)	(910)	(1,309)	(596)	(1,701)	(2,297)

Other borrowings	(8)	(3)	(11)	(14)	—	(14)

Total interest-bearing liabilities	(407)	(913)	(1,320)	(610)	(1,701)	(2,311)

Increase (decrease) in net interest revenue	$(556)	$3,127	$2,571	$(1,681)	$4,368	$2,687

Provision for (Recovery of) Loan Losses

Our provision for loan losses amounted to $2.2 million for the three months ended June 30, 2010, compared to a provision of $12.3 million for the same period in 2009. For the six month period ended June 30, 2010, we reduced our allowance for loan losses through a negative provision of $696,000. The negative provision results from a recovery of $3.3 million relating to a positive fair value adjustment upon foreclosure of certain collateral. For the first six months of 2009, we added $14.0 million to our allowance for loan losses through the provision. The allowance for loan losses as a percentage of total loans was 2.80% at June 30, 2010 as compared to 3.06% at December 31, 2009. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Other Operating Income

Other income, not including securities gains or losses, was $777,000 and $1.4 million for the three and six month periods ending June 30, 2010 compared to $731,000 and $1.4 million for the same periods in 2009. For the second quarter, service charges on deposit accounts increased by $112,000 or 31.9% over the same period in 2009 and for the six month period, service charges increased by $247,000 or 37.5% over the first six months of 2009. The increase in service charge income is primarily attributable to an increase in insufficient funds charges resulting from the introduction of a courtesy overdraft privilege program during the second quarter of 2009. Securities gains totaled $987,000 for the first six months of 2010, compared to a loss of $275,000 for the first six months of 2009. Securities gains for the second quarter of 2010 were $175,000. There were no securities gains in the second quarter of 2009. Mortgage banking income, reflecting our decision to exit that business in December, declined from $158,000 and $254,000 for the quarter and six months ended June 30, 2009 to $13,000 for the first six months of 2010. There was no mortgage banking income during the second quarter 2010. The revenue recognized during 2010 reflects the amounts attributed to the sale of the mortgage loans in the pipeline when we suspended our mortgage operations.

Other Expenses

Expense control initiatives were responsible for declines in other expenses, not including net foreclosed properties expenses, for the quarter and six months ended June 30, 2010. For the three and six month periods ended June 30, 2010, other expenses declined $530,000 or 16.06% and $905,000 or 14.5%, respectively, compared to the same periods in 2009. Salaries and employee benefits declined by $430,000 and $790,000, and occupancy and equipment expenses declined by $29,000 and $127,000 for the quarter and six months ended June 30, 2010 compared to the same periods in 2009. The reduction in salaries and employee benefits is attributable to planned reduction in staffing levels, attrition and an across the board reduction in salaries for all officers and employees in the fourth quarter of 2009. For the quarter and six months ended June 30, 2010, other operating expenses decreased by $49,000 and $192,000, respectively. The cost savings generated in controllable expenses were partially offset by increased FDIC Insurance. Not considering the onetime special assessment of $317,000 incurred in the second quarter of 2009, FDIC and regulatory fees increased by $295,000 or 202.8% for the second quarter of 2010 compared to 2009, and by $521,000 or 216.3% for the first six months of 2010 compared to the same period in 2009.

Foreclosed properties expenses, net totaled $4.3 million for the second quarter of 2010 compared to $1.6 million for the second quarter of 2009 and $4.7 million compared to $2.5 million for the six month periods ended June 30, 2010 and 2009, respectively. Foreclosed properties expenses for 2010 included a $1.1 million accrual for property taxes. For the three month period ended June 30, 2010 and 2009, losses on the sale of foreclosed properties were $41,000 and $116,000, Net losses on the sale of foreclosed properties approximated $41,000 for the three months ended June 30, 2010 compared to $116,000 for the same period in 2009. For the six month period ended June 30, 2010 and 2009, losses on the sale of foreclosed properties totaled $152,000 and $537,000, respectively.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Income Taxes

There was no income tax expense or (benefit) recognized for the periods ended June 30, 2010 or 2009.

Additional information regarding income taxes can be found in Note 10 to the consolidated financial statements filed in our 2009 Annual Report on Form 10-K.

Balance Sheet Review

Total assets at June 30, 2010 and December 31, 2009 were $580.3 million, and $614.6 million, respectively. Average total assets for the first six months of 2010 were $597.6 million, down $77.1 million or 11.4% from $674.7 million for the first six months of 2009. For the quarters ended June 30, 2010 and 2009, average total assets were $589.1 million and $673.6 million respectively, a decline of $84.6 million or 12.6%.

Loans

The following table presents a composition of the Company’s loan portfolio.

Table 5- Loans Outstanding

(in thousands)	June 30, 2010	December 31, 2009

Real estate-commercial
Owner occupied	$162,479	$170,410
Non-owner occupied	16,875	14,793
Real estate-construction	157,482	175,527
Real estate-1-4 family	51,746	54,332
Commercial	14,338	14,396
Consumer	5,310	5,468

	408,230	434,926

Deferred loan fees	(23)	(35)
Allowance for loan losses	(11,430)	(13,324)

Loans, net	$396,777	$421,567

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

At June 30, 2010, total loans were $396.8 million, a decline of $24.8 million or a decline of 5.9% from December 31, 2009. The decline in loans is the result of problem loans transitioning to foreclosed properties and stagnant growth, both due to the economic deterioration in the Henry County market due to depressed housing sales and real estate values as well as significant local job losses due to reductions in construction and land development activity.

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

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The following table presents a summary of the changes in the allowance for loan losses for the six months ended June 30, 2010 and 2009.

Table 6- Allowance for Loan Losses

	Six months ended June 30,
(in thousands)	2010	2009

Allowance at beginning of the period	$13,324	$17,730

Loans charged off:
Real estate	(4,552)	(16,544)
Commercial	(28)	(18)
Consumer	(38)	—

	(4,618)	(16,562)

Recoveries:
Real estate	3,406	51
Commercial	—	—
Consumer	14	11

	3,420	62

Net (charge-offs)	(1,198)	(16,500)

(Recovery of) provision for loan losses	(696)	13,940

Balance at end of the period	$11,430	$15,170

Total loans:
At period end	$408,207	$496,473
Average	424,267	527,801

Allowance as percentage of period end loans	2.80%	3.06%

As a percentage of average loans:
Net charge-offs	0.28%	3.13%
Provision for (recovery of) loan losses	-0.16%	2.64%

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

Management believes that the allowance for loan losses at June 30, 2010 reflects the losses inherent in the loan portfolio. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section in our 2009 Annual Report on Form 10-K for additional information on the allowance for loan losses.

Nonperforming Assets

Our bank is located in what has historically been one of the fastest growing areas of the United States, south Metro Atlanta. A large number of our loans were to developers and contractors to purchase land, develop subdivisions and build houses to meet the growing population. The slowing economy has impacted many of our customers, causing stress in our portfolio, and increasing our nonperforming assets, which include nonperforming loans and foreclosed properties. Total nonperforming assets amounted to $157.8 million and $151.8 million at June 30, 2010 and December 31, 2009, respectively. The following table summarizes our nonperforming assets by type.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 7- Nonperforming Assets

(in thousands)	June 30, 2010	December 31, 2009

Nonaccrual loans (NPLs)	$90,475	$101,558

Loans past due 90 days or more and still accruing	1,960	471

Total nonperforming loans	$92,435	$102,029

Foreclosed properties	65,336	49,732

Total nonperforming assets (NPAs)	$157,771	$151,761

NPLs as a percentage of total loans	22.64%	23.46%
NPAs as a percentage of loans and foreclosed properties	33.32%	31.32%
NPAs as a percentage of total assets	27.19%	24.69%

In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $5.7 million in residential mortgages, $18.5 million in construction loans, $17.9 million in commercial real estate loans and $2.0 million in commercial loans at June 30, 2010.

Nonperforming loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $92.4 million or 22.1% of total loans at June 30, 2010, compared with $102.0 million or 23.5% at December 31, 2009.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The following table summarizes nonperforming assets by category.

Table 8- Nonperforming Assets (“NPAs”) by Category

(dollars in thousands)

	June 30, 2010			December 31, 2009
Loan type	Non- Performing Loans	Foreclosed Properties	Total	Non- Performing Loans	Foreclosed Properties	Total

Real estate-commercial
Owner occupied	$9,430	$—	$9,430	$9,917	$—	$9,917
Non-owner occupied	$5,547	5,614	11,161	5,169	4,612	9,781

Total real estate-commercial	14,977	5,614	20,591	15,086	4,612	19,698
Real estate construction and development	73,123	48,020	121,143	79,514	32,931	112,445
Real estate 1-4 family	3,296	11,702	14,998	6,369	12,189	18,558

Total real estate loans	91,396	65,336	156,732	100,969	49,732	150,701

Commercial loans	989	—	989	1,014	—	1,014
Consumer loans	50	—	50	46	—	46

Total commercial and consumer loans	1,039	—	1,039	1,060	—	1,060

Total NPA’s	$92,435	$65,336	$157,771	$102,029	$49,732	$151,761

The following tables summarize the composition of our foreclosed properties at June 30, 2010.

Table 9-Composition of Foreclosed Properties

As of June 30, 2010

(dollars in thousands)	Balance	Percent*

Developments	$14,582	22.32
Raw Land	21,198	32.45
Houses	11,702	17.91
Lots	12,240	18.73
Commercial Real Estate	5,614	8.59

Total	$65,336	100.00

*	Percent of total foreclosed properties

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. For the six months ended June 30, 2010 and 2009, the Bank transferred $20.9 million and $16.1 million, respectively, of loans into foreclosed property. During the same periods, proceeds from cash sales of foreclosed properties were $1.5 million and $4.3 million, respectively. For the quarters ended June 30, 2010 and 2009, the Bank transferred $13.0 million and $1.6 million, respectively, of loans into foreclosed properties and had cash sales of $1.4 million and $2.2 million, respectively.

Investment Securities

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Securities available for sale at June 30, 2010 decreased $16.0 million from December 31, 2009. The decrease reflects the liquidation of a portion of our securities portfolio in order to capture unrealized gains and reposition the portfolio to maximize return in this protracted low interest rate environment.

Deposits

Total average deposits for the three and six month periods ended June 30, 2010 were $558.7 million and $566.8 million, respectively. Although deposits were down in all categories, the majority of the decline was centered in money market accounts and time deposits as we lowered our deposit rates to reflect slowing demand on the asset side of the balance sheet, resulting in some customers moving funds to higher yielding investments. With diminished loan demand, we have sufficient liquidity to fund our balance sheet without relying on funding other than customer deposits. Because we are not well-capitalized under prompt corrective action, we are unable to renew existing brokered certificates. We currently have $40.3 million of brokered deposits with approximately $10 million coming due in 2011 and the remainder in 2012. We do not plan on increasing our brokered certificates in the near future and have sufficient liquidity to pay off the brokered certificates as they mature.

Other Funding Sources

At June 30, 2010, the Bank had sufficient qualifying collateral pledged to the Federal Reserve Bank of Atlanta to secure discount window capacity of approximately $23 million.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

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

At June 30, 2010 we had loan commitments outstanding of $22.9 million and standby letters of credit of $2.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $18.6 million for the six months ended June 30, 2010. Included in the net cash provided by operating activities is $16.9 million in income tax refunds. Our net loss of $1.4 million included non-cash losses relating to the fair market valuation of foreclosed properties in the amount of $3.0 million and securities gains of $987,000. Net cash provided by investing activities of $14.0 million consisted primarily of cash provided from a decrease in investment securities of $16.3 million, and a decrease in loans of $5.3 million offset by a $9.1 million increase in overnight balances and interest bearing deposits in banks. The $32.5 million of net cash used in financing activities consisted primarily of a net decrease in deposits of $31.8 million. In the opinion of management, the Company’s liquidity position at June 30, 2010 is sufficient to meet its expected cash flow requirements.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Capital Resources

At June 30, 2010, we were considered significantly undercapitalized under regulatory guidelines. The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of June 30, 2010 are as follows:

	Consolidated	Bank	Well Capitalized Regulatory Requirement

Leverage Capital Ratios	3.48%	3.45%	5.00%

Risk Based Capital Ratios:
Tier 1	4.19%	4.16%	6.00%
Total	5.45%	5.41%	10.00%

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized at June 30, 2010. On May 14, 2010, the Bank entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) (collectively, the “Supervisory Authorities”) agreeing to the issuance of a Consent Order (the “Order”). The Order stipulates, among other conditions, that the Bank reach and maintain a Tier 1 capital ratio equal to or exceeding 8%. There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities. Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Capital Committee of the Board of Directors continues to review various alternatives for increasing the Bank’s capital and has asked management to prepare the necessary documentation to use in an offering of common stock at such time that it is deemed appropriate to offer common stock for sale to its current stockholders and other qualified investors. However, there can be no assurance that any offering of common stock will be successful in raising sufficient capital to return the Bank to the required capital levels.

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as economic value of equity over a twelve-month period is subjected up to a 400 basis point increase and decrease in rates. Our June 30, 2010 model reflects a 16.4% increase in economic value of equity for a 100 basis point increase in rates. The same model shows a 20.1% decrease in economic value of equity for a 100 basis point decrease in rates. Our asset/liability committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and economic value of equity in the projected rate environment.

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

II—OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

As a result of examination findings in mid 2009 by the Georgia Department of Banking and Finance, (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”), (collectively, the “Supervisory Authorities”), the Bank’s Directors, on May 7, 2010, entered into a Stipulation and Consent Agreement with the Supervisory Authorities agreeing to the issuance of a Consent Order (the “Order”). Specifically, the Order requires:

•	increased involvement by the Bank’s Board of Directors;

•	an assessment of current and future management and staffing needs;

•	reductions in adversely classified assets;

•	improvement in the overall quality and management of the loan portfolio;

•	adequate allowance for loan losses;

•	a Tier I leverage capital ratio of not less than 8% and a Total Risk Based capital ratio of not less than 10%;

•	establishment of a plan to maintain adequate liquidity including a prohibition on accepting brokered deposits and a limitation on interest rates paid on all deposits;

•	prior Supervisory Authority approval to pay cash dividends or Board of Director compensation;

•	the adoption of an annual strategic plan and budget.

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

The Supervisory Authorities examined the Bank during June and July 2010. Although the final report has not been issued, the Bank believes that the findings of the Supervisory Authorities are fully reflected in the accompanying financial statements.

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

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE: August 13, 2010	BY:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE: August 13, 2010	BY:	/s/ Charles W. Blair, Jr.
Charles W. Blair, Jr., EVP & CFO
(Principal Financial and Accounting Officer)