Form 10-Q
period 2010-09-30
HENRY COUNTY BANCSHARES INC
filed 2010-11-12
CIK 706465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Common stock, par value $.10 per share: 14,245,690 shares
outstanding as of October 30, 2010

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Index

I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2010	2009

Assets

Cash and due from banks	$10,442	$11,887
Interest-bearing excess Federal Reserve balances	13,600	25,700
Interest-bearing deposits in banks	3,852	635
Securities available for sale, at fair value	64,463	72,177
Securities held to maturity (fair value approximates $652 and $705)	645	695
Restricted equity securities, at cost	1,194	1,266
Loans held for sale	-	499

Loans	406,731	434,891
Less allowance for loan losses	12,439	13,324
Loans, net	394,292	421,567

Premises and equipment	9,121	9,481
Foreclosed properties	62,493	49,732
Income taxes receivable	534	17,457
Other assets	2,921	3,552
Total assets	$563,557	$614,648

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$64,691	$59,831
Interest-bearing	476,512	526,270
Total deposits	541,203	586,101

Other borrowings	123	1,436
Other liabilities	3,000	3,784
Total liabilities	544,326	591,321

Commitments and contingencies (Note 8)

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, par value $.10 and $2.50, respectively; 50,000,000 shares
authorized; 14,388,749.6 shares issued	1,439	35,972
Capital surplus	35,273	740
Accumulated deficit	(16,204)	(12,491)
Accumulated other comprehensive income	1,042	1,425
Less cost of treasury stock, 143,060 shares	(2,319)	(2,319)
Total stockholders' equity	19,231	23,327
Total liabilities and stockholders' equity	$563,557	$614,648

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2010	2009	2010	2009

Interest income
Loans	$4,124	$5,084	$13,952	$14,278
Taxable securities	478	603	1,422	1,796
Nontaxable securities	41	74	132	207
Deposits in banks	7	25	26	39
Federal Reserve balances	20	-	57	-
Federal funds sold	-	10	-	20
Total interest income	4,670	5,796	15,589	16,340

Interest expense
Deposits	2,365	3,728	7,695	11,354
Other borrowings	-	13	13	41
Total interest expense	2,365	3,741	7,708	11,395

Net interest income	2,305	2,055	7,881	4,945
Provision for loan losses	1,175	378	479	14,319
Net interest income (loss) after
provision for loan losses	1,130	1,677	7,402	(9,374)

Other operating income
Service charges on deposit accounts	455	457	1,361	1,116
Other service charges and fees	335	255	849	656
Securities gains (losses), net	-	-	987	(275)
Mortgage banking income	-	120	13	374
Total other operating income	790	832	3,210	1,871

Other expenses
Salaries and employee benefits	1,279	1,670	3,930	5,112
Occupancy and equipment expenses	396	447	1,131	1,308
Foreclosed properties, net	1,378	340	6,107	2,864
FDIC and regulatory	797	456	1,766	1,168
Other operating expenses	407	638	1,391	1,815
Total other expenses	4,257	3,551	14,325	12,267

Loss before income taxes	(2,337)	(1,042)	(3,713)	(19,770)

Income tax expense (benefit)	-	-	-	-

Net loss	$(2,337)	$(1,042)	$(3,713)	$(19,770)

Loss per share	$(0.16)	$(0.07)	$(0.26)	$(1.39)

Weighted average shares outstanding	14,245,690	14,245,690	14,245,690	14,245,690

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Net loss	$(2,337)	$(1,042)	$(3,713)	$(19,770)

Other comprehensive income (loss), net of tax

Unrealized holding gains on investment securities available for sale arising during period	305	624	604	312

Reclassification adjustment for gains on sale of securities available for sale realized in net loss	-	-	(987)	-

Associated income taxes	-	(212)	-	(106)

Total other comprehensive (loss) income, net of tax	305	412	(383)	206

Total comprehensive loss	$(2,032)	$(630)	$(4,096)	$(19,564)

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Nine months ended September 30, 2010
(unaudited)

				Accumulated
				Other		Total
	Common		Accumulated	Comprehensive	Treasury	Stockholders'
(in thousands)	Stock	Surplus	Deficit	Income	Stock	Equity

Balance, December 31, 2009	$35,972	$740	$(12,491)	$1,425	$(2,319)	$23,327
Net loss	-	-	(3,713)	-	-	(3,713)
Change in par value of common stock
from $2.50 per share to $.10 per share	(34,533)	34,533	-	-	-	-
Other comprehensive loss	-	-	-	(383)	-	(383)
Balance, September 30, 2010	$1,439	$35,273	$(16,204)	$1,042	$(2,319)	$19,231

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009
(unaudited)

(in thousands)	2010	2009

Operating Activities
Net loss	$(3,713)	$(19,770)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	355	397
Decrease (increase) in loans held for sale	499	(237)
Provision for loan losses	479	14,319
Impairment losses on foreclosed properties	3,654	1,558
Gains on sale of securities available for sale	(987)	-
Impairment losses on restricted equity securities	-	275
Net losses on sale of foreclosed properties	190	642
Gain on the sale of premises and equipment	(99)	-
Decrease in interest receivable	421	575
Decrease in interest payable	(761)	(693)
Decrease in income taxes receivable	16,923	6,122
Net other operating activities	187	(161)
Net cash provided by operating activities	17,148	3,027

Investing Activities
Purchases of securities available for sale	(52,308)	(46,433)
Proceeds from maturities of securities available for sale	37,186	35,139
Proceeds from sale of securities available for sale	23,440	-
Proceeds from maturities of securities held to maturity	50	2,666
Retirement of restricted equity securities	72	102
Net decrease in interest-bearing excess Federal Reserve balances	12,100	-
Net decrease in federal funds sold	-	14,300
Net increase in interest-bearing deposits in banks	(3,217)	(41,877)
Net decrease in loans	7,366	8,224
Additions to foreclosed properties	(407)	(100)
Proceeds from sale of foreclosed properties	3,232	5,517
Proceeds from sale of premises and equipment	104	-
Purchase of premises and equipment	-	(242)
Net cash provided by (used in) investing activities	27,618	(22,704)

Financing Activities
Net increase (decrease) in deposits	(44,898)	17,855
Net repayments of other borrowings	(1,313)	(1,186)
Net cash provided by (used in) financing activities	(46,211)	16,669

Net decrease in cash and due from banks	(1,445)	(3,008)

Cash and due from banks, beginning of period	11,887	14,039

Cash and due from banks, end of period	$10,442	$11,031

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009
(unaudited)

(in thousands)	2010	2009

Supplemental Disclosures of Cash Flow Information

Cash paid (received) for:
Interest	$8,469	$12,088

Income taxes	$(16,923)	$(6,122)

Noncash transactions
Other real estate acquired in settlement of loans	$20,991	$25,370

Financed sales of foreclosed properties	$1,561	$248

See accompanying notes to consolidated financial statements.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1)	BASIS OF PRESENTATION

The consolidated financial information for Henry County Bancshares, Inc. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.  Certain amounts at December 31, 2009 and for the three and nine months ended September 30, 2009 have been reclassified to conform to the current period presentation.

The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized at September 30, 2010.  On May 7, 2010, the Bank entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) (collectively, the “Supervisory Authorities”) agreeing to the issuance of a Consent Order (the “Order”).  The Order stipulates, among other conditions, that the Bank reach and maintain a Tier 1 capital ratio equal to or exceeding 8%.  There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities.  Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Index
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

Actions have been initiated to mitigate lending exposure, strengthen the loan portfolio, and protect the Bank’s collateral interests, as well as to reduce operating costs and provide for positive operating cash flows throughout 2010.   Notwithstanding these efforts, the Bank sustained a loss for the first nine months of 2010 of $3,713,000 primarily resulting from impairment charges and increased operating expenses on foreclosed properties plus additional losses on problem loans resulting primarily from continued declines in value of the underlying real estate securing these problem loans.

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

4)	ACCOUNTING STANDARDS UPDATES

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5)	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

Securities Available for Sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

September 30, 2010:
U.S. Government sponsored agencies	$11,285	$189	$-	$11,474
State and municipal securities	15,200	369	-	15,569
Mortgage-backed securities	36,936	673	(189)	37,420
	$63,421	$1,231	$(189)	$64,463
December 31, 2009:
U.S. Government sponsored agencies	$29,581	$216	$(108)	$29,689
State and municipal securities	10,461	169	(85)	10,545
Mortgage-backed securities	30,710	1,284	(51)	31,943
	$70,752	$1,669	$(244)	$72,177

Securities Held to Maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

September 30, 2010:
State and municipal securities	$645	$7	$-	$652

December 31, 2009:
State and municipal securities	$695	$11	$(1)	$705

Restricted equity securities are summarized as follows:

	September 30,	December 31,
(in thousands)	2010	2009

Federal Home Loan Bank stock	$1,194	$1,266

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5)	SECURITIES, continued

Securities with a carrying value of $16,021,000 at September 30, 2010 and $21,170,000 at December 31, 2009 were pledged to secure public deposits and for other purposes required or permitted by law.

The following table summarizes securities sales activity and gains (losses) for the three and nine month periods ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Proceeds from sales	$-	$-	$23,440	$-

Gross gains on sale	-	-	987	-
Impairment losses on restricted equity securities	-	-	-	(275)
Net gains (losses)	$-	$-	$987	$(275)

The amortized cost and fair value of debt securities as of September 30, 2010 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.
	Securities Available for		Securities Held to
	Sale		Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$2,524	$2,545	$170	$170
Due after one year through five years	2,555	2,657	475	482
Due after five years through ten years	16,426	16,689	-	-
After ten years	4,980	5,152	-	-
Mortgage-backed securities	36,936	37,420	-	-
	$63,421	$64,463	$645	$652

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5)	SECURITIES, continued

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

Information pertaining to securities with gross unrealized losses at September 30, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

Securities Available for Sale	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses

September 30, 2010
U. S. Government sponsored agencies	$-	$-	$-	$-
State and municipal securities	-	-	-	-
Mortgage-backed securities	12,058	189	-	-
Total temporarily impaired securities	$12,058	$189	$-	$-

December 31, 2009
U. S. Government sponsored agencies	$5,888	$108	$-	$-
State and municipal securities	2,923	85	-	-
Mortgage-backed securities	2,019	51	-	-
Total temporarily impaired securities	$10,830	$244	$-	$-

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5)	SECURITIES, continued

Securities Held to Maturity	Less Than 12 Months		12 Months or More
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses

September 30, 2010
U. S. Government sponsored agencies	$-	$-	$-	$-
State and municipal securities	-	-	-	-
Mortgage-backed securities	-	-	-	-
Total temporarily impaired securities	$-	$-	$-	$-

December 31, 2009
U. S. Government sponsored agencies	$-	$-	$-	$-
State and municipal securities	-	-	249	1
Mortgage-backed securities	-	-	-	-
Total temporarily impaired securities	$-	$-	$249	$1

The unrealized losses on the Company’s investment in state and municipal securities are caused by changes in interest rates.  The Company’s investments in state and municipal securities consist primarily of general obligations of municipalities located in the state of Georgia. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010 and December 31, 2009.

The unrealized losses on the Company’s investment in both direct obligations of federal agencies and mortgage-backed securities guaranteed by federal agencies were also caused by changes in interest rates.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government, accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2010 and December 31, 2009.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6)	LOANS

The composition of loans is summarized as follows:

	September 30,	December 31,
(in thousands)	2010	2009

Real estate-commercial
Owner occupied	$162,041	$170,410
Non-owner occupied	16,096	14,793
Real estate-construction	156,110	175,527
Real estate- 1-4 family	52,505	54,332
Commercial	14,775	14,396
Consumer	5,222	5,468
	406,749	434,926

Deferred loan fees	(18)	(35)
Allowance for loan losses	(12,439)	(13,324)
Loans, net	$394,292	$421,567

Included in real estate construction loans above, at September 30, 2010 are $131,536,000 of interest only loans of which 91% have interest due on at least a semiannual basis and 9% have interest due at maturity.

Changes in the allowance for loan losses are as follows:

	Nine months ended September 30,
(amounts in thousands)	2010	2009

Balance, beginning of period	$13,324	$17,730

Provision for loan losses	479	14,319

Loans charged off	(4,844)	(17,582)

Recoveries of loans previously charged off	3,480	104

Balance, end of period	$12,439	$14,571

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6)	LOANS, continued

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

Included in certain loan categories in the impaired loans are troubled debt restructurings that were classified as nonperforming.  At September 30, 2010, the Company had $58,842,000 in construction loans, $17,146,000 in commercial real estate loans and $749,000 in commercial loans that were modified in troubled debt restructuring and nonperforming.  In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $3,585,000 in residential mortgages, $3,946,000 in construction loans and $6,706,000 in commercial real estate loans at September 30, 2010.

Charge offs related to impaired loans, interest collected on impaired loans and interest reversed on impaired loans are described below:
	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Charge offs related to impaired loans	$106	$2,395	$4,513	$16,619
Interest collected on impaired loans	56	133	623	339
Interest reversed on loans placed on nonaccrual	160	-	454	2,195
Average investment in impaired loans	135,574	115,489	123,779	103,778

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6)	LOANS, continued

The following is a summary of information pertaining to impaired loans, nonaccrual loans, and loans past due ninety days or more.

	September	December 31,
(amounts in thousands)	2010	2009

Impaired loans without a valuation reserve	$75,691	$94,382
Impaired loans with a valuation reserve	58,504	20,334
Total impaired loans	$134,195	$114,716

Valuation allowance related to impaired loans	$6,685	$5,284
Nonaccrual loans	99,314	101,558
Loans past due ninety days or more and still accruing interest	7,365	471

No additional funds are committed to be advanced in connection with impaired loans.

On those loans ninety days or more past due and still accruing interest, six different borrowing relationships comprise $7.2 million of the total. At September 30, 2010, the Bank was negotiating formal agreements and/or renewals with the parties.  Since September 30, 2010, one relationship has been renewed, the Bank is negotiating a forbearance agreement on another relationship and the other four relationships, totaling approximately $2.7 million, have been placed on nonaccrual resulting in approximately $89,000 being reversed from interest income.

7)	FORECLOSED PROPERTIES

A summary of activity in foreclosed properties is as follows:

	Nine Months Ended September 30,
(in thousands)	2010	2009

Balance, beginning of period	$49,732	18,398
Loans transferred to foreclosed properties	20,991	25,370
Capitalized costs to properties	407	100
Cash sales proceeds	(3,232)	(5,517)
Financed sales	(1,561)	(248)
Loss on sale of properties	(190)	(642)
Impairment losses	(3,654)	(1,558)
Balance, end of period	$62,493	$35,903

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7)	FORECLOSED PROPERTIES, continued

Expenses (income) applicable to foreclosed properties include the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2010	2009	2010	2009

Net loss on sales of other real estate	$39	$106	$190	$642
Fair value adjustment to foreclosed properties	616	102	3,654	1,558
Operating expenses, net of rental income	723	132	2,263	664
	$1,378	$340	$6,107	$2,864

8)	COMMITMENTS AND CONTINGENCIES

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  A summary of the Company's commitments is as follows:

	September 30,	December 31,
(in thousands)	2010	2009

Standby letters of credit	$2,285	$2,671

Commitments to extend credit	22,113	36,236

	$24,398	$38,907

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8)	COMMITMENTS AND CONTINGENCIES, continued

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

Contingencies

In the normal course of business, the Company is involved in various legal proceedings and actions to protect its interests in collateral supporting its loans.  In the opinion of management, any liability or loss resulting from such proceedings or outcomes of such actions would not have a material adverse effect on the Company's financial statements.

9)	CONCENTRATIONS OF CREDIT RISK

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Henry County and surrounding counties.  The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

Ninety-five percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area.  Additionally, 38% of the Company’s loan portfolio is concentrated in real estate construction loans.  Accordingly, the ultimate collectability of the loan portfolio and recovery of other real estate owned are susceptible to changes in market conditions in the Company's primary market area.

The Bank, as a matter of state law, does not generally extend additional credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $4,500,000.  The State of Georgia recently enacted new legislation that has been signed into law by the governor which allows banks to renew existing debt that would exceed the statutory capital limit subject to certain limitations.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10)	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At September 30, 2010, no dividends could be declared without prior regulatory approval.

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10)	REGULATORY MATTERS, continued

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

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  At September 30, 2010, under the prompt corrective active framework, the Bank’s Tier 1 Risk Based Capital Ratio and the Tier 1 Leverage Ratio were both considered undercapitalized, and the Bank’s Total Risk Based Capital Ratio is considered significantly undercapitalized.  Therefore as of September 30, 2010, the Bank is considered, under the prompt corrective action framework, significantly undercapitalized as the lowest ratio determines the regulatory category.  Prompt corrective action provisions are not applicable to bank holding companies.

			Well Capitalized
			Regulatory
	Consolidated	Bank	Requirement

Leverage Capital Ratios	3.16%	3.13%	5.00%

Risk Based Capital Ratios:
Tier 1	3.73%	3.70%	6.00%
Total	4.99%	4.95%	10.00%

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11)	FAIR VALUE OF ASSETS AND LIABILITIES

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

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

Other Borrowings:  The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values.  Fair values of other borrowings are estimated using discounted cash flow analyses based on current market rates for similar types of borrowing arrangements.

Accrued Interest:  The carrying amounts of accrued interest approximate fair value.

Off-balance Sheet Credit-Related Instruments:  Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis:  Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Assets
Securities available for sale	$2,814	$61,649	$-	$64,463
Total assets at fair value	$2,814	$61,649	$-	$64,463

	Fair Value Measurements at December 31, 2009 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Assets
Securities available for sale	$1,211	$70,966	$-	$72,177
Loans held for sale	-	499	-	499
Total assets at fair value	$1,211	$71,465	$-	$72,676

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

Assets Measured at Fair Value on a Nonrecurring Basis:  Under certain circumstances adjustments are made to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.  The following tables present the nonrecurring fair value changes made to financial instruments carried on the consolidated balance sheet by caption.

	For the Nine Months Ended September 30, 2010

	2010 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$-	$2,345	$3,569	$5,914
Foreclosed assets	-	581	3,073	3,654
Total	$-	$2,926	$6,642	$9,568

	For the Three Months Ended September 30, 2010

	2010 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$-	$1,033	$893	$1,926
Foreclosed assets	-	160	456	616
Total	$-	$1,193	$1,349	$2,542

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

	For the Nine Months Ended September 30, 2009

	2009 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$-	$-	$18,086	$18,086
Foreclosed assets	-	-	1,558	1,558
Total	$-	$-	$19,644	$19,644

	For the Three Months Ended September 30, 2009

	2009 Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$-	$-	$3,952	$3,952
Foreclosed assets	-	-	102	102
Total	$-	$-	$4,054	$4,054

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

11)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

Individual loans and foreclosed properties with Level 2 carrying amounts of $37,780,000 and $21,947,000, respectively, were written down to their fair values of $35,435,000 and $21,366,000, resulting in impairment charges to earnings in 2010 of $2,345,000 and $581,000, respectively. Individual loans and foreclosed properties with Level 3 carrying amounts of $57,991,000 and $44,200,000, respectively, were written down to their fair values of $54,422,000 and $41,127,000, resulting in impairment charges to earnings in 2010 of $3,569,000 and $3,073,000, respectively.  Fair values for impaired loans are estimated using the present value of expected cash flows discounted at the loan’s effective interest rate or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.  When the fair value of the impaired loan is determined using collateral with an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2. When an appraised value is not available and there is no determinable market price, the Company records the loan impairment as nonrecurring Level 3.

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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash, interest-bearing deposits in banks,
and excess Federal Reserve balances	$27,894	$27,894	$38,222	$38,222
Securities available for sale	64,463	64,463	72,177	72,177
Securities held to maturity	645	652	695	705
Restricted equity securities	1,194	1,194	1,266	1,266
Loans held for sale	-	-	499	499
Loans, net	394,292	393,972	421,567	425,531
Accrued interest receivable	1,801	1,801	2,222	2,222

Financial liabilities:
Deposits	$541,203	$546,734	$586,101	$595,438
Other borrowings	123	123	1,436	1,478
Accrued interest payable	1,355	1,355	2,116	2,116

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12)	SUBSEQUENT EVENTS

During October, the Bank was notified that, contrary to its wishes, the lead participant in two loans in which the Bank held a minority participation interest had foreclosed on the underlying collateral. The valuation placed on the properties by the lead participant would require the Bank to charge to its allowance for loan losses approximately $528,000.  The Bank believes that the lead participant significantly undervalued the properties at foreclosure.  Therefore, the Bank is in the process of reviewing the value and may obtain an independent appraisal of the properties.

In early November the Bank sold a piece of foreclosed property having a carrying value of $2.1 million for approximately $2.3 million, which the Bank financed.  The gain on the sale of approximately $200,000 was deferred.  Also in November, the Bank foreclosed on loans that had been charged down to a carrying value of approximately $7.7 million, not including impairment reserves of $693,000.  The fair value of the properties foreclosed upon was $7.9 million resulting in a recovery to the allowance for loan losses of approximately $223,000 and a reduction in impairment reserves of approximately $693,000.

Index
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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors.  Consequently, actual results and experience may materially differ from those contained in any forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009, which include among others the following factors:

•
The Dodd-Frank Wall Street Reform and Consumer Protection Act became law on July 21, 2010, and a number of legislative, regulatory and tax proposals remain pending. Additionally, the U.S. Treasury and federal banking regulators continue to implement, but are also beginning to wind down, a number of programs to address capital and liquidity in the banking system. All of the foregoing may have a significant impact on the Company and the financial services industry, the exact nature and extent of which cannot be determined at this time.

•
our ability to meet the conditions outlined in the Consent Order (further described in Item 5. Other Information in this report on form 10-Q) including our ability to raise capital consistent with our capital plan;

•	difficult market conditions and economic trends;
•	our concentrations of residential and commercial construction and development loans;

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

•	continued deterioration in the metro Atlanta real estate markets;
•	our allowance for loan losses may not be sufficient to cover actual loan losses that could be incurred;
•	increased carrying costs and the probability of additional impairment charges associated with our foreclosed properties
•	extended holding periods that may be required before we can liquidate our foreclosed properties
•	our ability to maintain liquidity or access other sources of funding;
•	changes in the cost and availability of funding;
•	changes in prevailing interest rates that may negatively affect our net income and the value of our assets;
•	changes in financial services laws and regulations;
•	competition from financial institutions and other financial service providers;
•	ability to retain key personnel;
•	increasing FDIC Insurance premiums brought on by systemic industry deterioration in conjunction with a higher risk rating assigned to our Bank;
•	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings, and;
•	recently enacted financial regulations could have a negative impact on noninterest income of the Company.

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

At September 30, 2010, we had total assets of $564 million, total loans of $407 million, total deposits of $541 million, and stockholders’ equity of $19 million.

For the first nine months of 2010, we incurred a loss of $3.7 million compared to a loss of $19.8 million for the same period in 2009.  During the third quarter of 2010 we incurred a loss of $2.3 million compared to a loss of $1.0 million in the third quarter of 2009.  Our losses for the third quarter and for the first nine months resulted from increased impairment charges and carrying costs on foreclosed properties and further write downs on nonperforming loans secured by real estate as a result of continued economic stagnation in the real estate markets in which we operate.  As a result of the increase in nonperforming (nonearning) assets, interest income continues to correspondingly decline.  In addition to the costs, charges, and interest income reduction associated with our nonperforming assets, we also experienced a significant increase in recurring FDIC Insurance Premiums for the first nine months of 2010 when compared to the same period in 2009.  FDIC Insurance premiums for 2009 reflect the one-time special FDIC assessment.  The increased cost of recurring FDIC Insurance was the result of premium increases plus additional premiums based on the risk profile of the Bank.

The Company’s nonperforming assets reflect the impact of slowed economic activity, depressed real estate values, reduced sales and a challenging banking environment.  Total nonperforming assets at September 30, 2010 were $169.2 million compared to $151.8 million at December 31, 2009. The increase in nonperforming assets during the first nine months of 2010 reflects the addition of new loans that were previously performing, plus our inability, due to market conditions, to sell meaningful amounts of foreclosed properties to offset nonperforming loans which moved to foreclosed properties during the first nine months.   Net loan charge-offs for the first nine months amounted to $1.4 million compared to $17.5 million for the same period in 2009.  Gross loan charges-offs for the nine months ending September 30, 2010 totaled $4.8 million, but were mostly offset by recoveries of $3.4 million, of which $3.3 million related to a positive fair value adjustment upon foreclosure of certain collateral.   At December 31, 2009, our allowance for loan losses was $13.3 million or 3.06% of loans compared to $12.4 million or 3.06% at September 30, 2010.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2009 as filed in our annual report on Form 10-K.  The more critical accounting and reporting policies include our accounting for the allowance for loan losses, fair value measurements, intangible assets and income taxes. In particular, our accounting policies related to allowance for loan losses, fair value measurements, intangibles and income taxes involve the use of estimates and require significant judgment to be made by management. Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations. See “Asset Quality and Risk Elements” herein for additional discussion of our  accounting methodologies related to the allowance.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Results of Operations

For the first nine months of 2010, we incurred a loss of $3.7 million compared to a loss of $19.8 million for the same period in 2009.  During the third quarter of 2010 we incurred a loss of $2.3 million compared to a loss of $1.0 million in the third quarter of 2009.  Our losses for the third quarter and for the first nine months resulted from increased impairment charges and carrying costs on foreclosed properties and further write downs on nonperforming loans secured by real estate as a result of continued economic stagnation in the real estate markets in which we operate.  As a result of the increase in nonperforming (nonearning) assets, interest income continues to correspondingly decline.  During the first nine months of 2010, we also experienced a significant increase in recurring FDIC Insurance Premiums when compared to the same period in 2009.   The impact on earnings from the above mentioned items has been partially offset by a reduction in controllable operating expenses, increases in other income, and nonrecurring other income gains.

Net cash provided by operating activities (“operating cash flow”), which reflects net earnings or loss exclusive of noncash items, totaled $17.1 million for the first nine months of 2010.  Included in our operating cash flow for the periods ended September 30, 2010 and 2009 is the receipt of tax refunds in the amount of $16.9 million and $6.1 million, respectively.  Not including refunds, our operating cash flow amounted to $200,000 for the first nine months of 2010 compared to a cash outflow of $3.1 million for the same period in 2009.  Operating cash flow is a significant liquidity measure that is critical to a bank’s operations and continued viability.

Our provision for loan losses amounted to $1.2 million for the three months ended September 30, 2010, compared to a provision of $378,000 for the same period in 2009.  For the nine month period ended September 30, 2010, our provision was $479,000 compared to $14.3 million for the same period in 2009.  The decline in provision results from a reduction in new problem loans, stabilization of real estate values and a recovery of $3.3 million relating to a positive fair value adjustment upon foreclosure of certain collateral.   In addition to providing for loan losses, we also continue to have fair value adjustments and losses on the sale of foreclosed properties.  For the nine months ended September 30, 2010, we had impairment charges of $3.7 million plus losses on the sale of foreclosed properties in the amount of $190,000 compared to $1.6 million in impairment charges and $642,000 in losses for the same period in 2009.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 1-Financial Highlights
Selected Financial Information

	For the three months ended					For the nine months ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(in thousands, except per share and other data)	2010	2010	2010	2009	2009	2010	2009
SUMMARY OF OPERATIONS
Interest income	$4,670	$5,237	$5,682	$5,009	$5,796	$15,589	$16,338
Interest expense	2,365	2,484	2,860	3,357	3,741	7,708	11,396
Net interest income	2,305	2,753	2,822	1,652	2,055	7,881	4,942
Provision for (recovery of) loan losses	1,175	2,180	(2,876)	24,850	378	479	14,318
Other operating income	790	952	1,469	724	832	3,210	2,147
Other expenses	4,257	7,070	2,998	5,516	3,551	14,325	12,541
Earnings (loss) before income taxes	(2,337)	(5,545)	4,169	(27,990)	(1,042)	(3,713)	(19,770)
Income tax expense (benefit)	-	-	-	(11,109)	-	-	-
Net earnings (losses)	$(2,337)	$(5,545)	$4,169	$(16,881)	$(1,042)	$(3,713)	$(19,770)

Weighted average shares	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690

PERFORMANCE MEASURES
Per common share:
Earnings (loss) per share	$(0.16)	$(0.39)	$0.29	$(1.18)	$(0.07)	$(0.26)	$(1.39)
Cash dividends per share	-	-	-	-	-	-	-

Profitability ratios:
Return on average equity	-43.28%	-82.56%	63.53%	-214.00%	-8.90%	-29.84%	-69.81%
Return on average assets	-1.62%	-3.77%	2.75%	-10.66%	-0.62%	-1.26%	-5.89%
Net interest margin	1.85%	2.20%	2.18%	1.08%	1.33%	2.06%	1.05%
Loan Quality Indicators
Net charge-offs (recoveries)	166	4,485	(3,287)	26,096	978	1,364	17,478
Net charge-offs to average loans	0.04%	1.08%	-0.76%	5.52%	0.20%	0.33%	2.91%

AVERAGE BALANCES
Loans	$408,363	$416,877	$431,729	$472,626	$496,142	$418,911	$517,177
Investment securities	61,486	51,751	57,810	72,815	69,482	57,465	70,917
Earning assets	473,842	507,255	523,121	610,710	618,645	480,485	627,176
Total assets	575,419	589,063	606,236	633,543	669,044	590,133	670,768
Deposits	549,946	558,710	575,076	597,216	617,420	561,158	611,288
Stockholders' equity	21,598	26,864	26,247	31,553	46,845	24,887	56,636

AT PERIOD END
Loans	$406,731	$408,207	$418,384	$434,891	$482,784
Investment securities	65,108	56,845	53,565	72,872	72,757
Total assets	563,557	580,294	600,269	614,648	652,438
Deposits	541,203	554,283	569,457	586,101	608,331
Stockholders' equity	19,231	21,263	26,619	23,327	39,779
Common shares outstanding	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690
Book value	$1.35	$1.49	$1.87	$1.64	$2.79

Liquidity ratios:
Total loans to total deposits	75.15%	73.65%	73.47%	74.20%	79.36%
Average loans to average earning assets	86.18%	82.18%	82.53%	77.39%	80.20%
Noninterest-bearing deposits to total deposits	12.64%	12.93%	10.51%	11.57%	11.24%
Capital ratios:
Leverage	3.16%	3.48%	4.30%	3.38%	5.79%
Risk-based capital
Tier 1	3.73%	4.19%	5.15%	4.30%	7.42%
Total	4.99%	5.45%	6.42%	5.55%	8.69%

ASSET QUALITY
Non-performing loans	$106,678	$92,435	$83,580	$102,029	$94,025
Foreclosed properties	62,493	65,336	64,469	49,732	35,903
Total non-performing assets (NPAs)	169,171	157,771	148,049	151,761	129,928
Allowance for loan losses	12,439	11,430	13,735	13,324	14,571
Allowance for loan losses to loans	3.06%	2.80%	3.28%	3.06%	3.02%
NPAs to loans and foreclosed properties	36.05%	33.32%	30.66%	31.32%	25.05%
NPAs to total assets	30.02%	27.19%	24.66%	24.69%	19.91%

Index
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

The net interest margin increased for both the third quarter of 2010 and for the nine months ended September 30, 2010 compared to the same periods for 2009.  The net interest margin for the nine months ended September 30, 2010 and the quarter ending thereon was 2.06% and 1.85%, respectively, compared to 1.05% and 1.33% for the same periods in 2009.  The primary reason for the increase was a decline in the cost of interest-bearing liabilities.  For the first nine months of 2010, the cost of interest-bearing liabilities was 2.08%, compared to a cost of 2.79% for the same period in 2009, a decrease of 71 basis points.  For the quarters ending September 30, 2010 and 2009, the cost of interest-bearing liabilities totaled 1.97% and 2.73%, respectively.  The decline in the cost of interest bearing liabilities is reflective of the overall decline in interest rates and the decline in funding needs of the Bank due to decreased loan demand.  The decline in funding needs has allowed the Bank to not renew higher cost, non customer related deposits, which has helped reduce the overall cost of interest bearing liabilities and reduce the overall balance sheet.

The average yield on interest earning assets was 3.76% for the third quarter of 2009 and 3.75% for the same quarter in 2010.  Average yields on loans were 4.11% for the third quarter of 2009 and 4.05% for the same quarter in 2010.  The lack of change from the third quarter 2009 to the third quarter of 2010 reflects minimal impact of nonaccrual interest reversals and collections in both quarters.  For the nine months ending September 30, 2010 and 2009, the yield on interest earning assets was 4.08% and 3.48%, respectively.  The impact of non recurring interest adjustments from loans placed on nonaccrual status and the collection of interest on nonaccrual loans impacted the yields in both periods.  During the first nine months of 2010 some customers cured defaults that brought their loans current.  These amounts were partially offset by interest reversed on loans placed on nonaccrual.  In addition, an unrecorded 2009 advance on a line of credit for payment of interest was collected through foreclosure in 2010.  The following chart shows the impact of these non recurring interest adjustments on the yield on earning assets and the net interest margin for the nine month periods ended September 30, 2010 and 2009.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

	For the nine months ended September 30,
	2010			2009
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Amounts reflected in financial statements	$510,495	$15,589	4.08%	$627,175	$16,340	3.48%

Effect of non accrual interest (collected) reversed		(169)			1,856
Effect of interest advance (collected) reversed		(691)			1,472
Total adjustments		(860)			3,328

Amounts excluding the effect of nonaccrual
interest income/reversals	$510,495	$14,729	3.86%	$627,175	$19,668	4.19%

Adjusted net interest revenue		$7,021			$8,270
Adjusted net interest margin			1.84%			1.76%

Absent these non recurring items, the yield on earning assets for the first nine months of 2010 and 2009 would have been 3.86% and 4.19% respectively.  The decrease in the adjusted yield on average interest earning assets is primarily the result of the increase in nonperforming assets.  Average nonperforming assets (nonaccrual loans and foreclosed properties) for the nine month periods ending September 30, 2010 and 2009 were $152.2 million (25.9% of average assets) and $107.2 million (16.0% of average assets), respectively.  In addition, the overall decline in interest rates has translated into a decrease in fixed rates on new and renewed loans during the first nine months of 2010.

Net interest income totaled $2.3 million and $7.9 million for the three and nine month periods ended September 30, 2010 compared to $2.1 million and $4.9 million for the same periods in 2009.  Net interest income for the first nine months of 2010 and 2009, adjusted for non recurring interest income items, totaled $7.0 million and $8.3 million, representing an adjusted margin for the two periods of 1.84% and 1.76% respectively.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 2-Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the three months ended September 30, 2010 and 2009

	2010			2009
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$408,363	$4,124	4.05%	$496,142	$5,084	4.11%
Taxable securities (2)(3)	56,658	478	3.38%	69,482	603	3.48%
Tax-exempt securities (2)(4)	4,828	41	3.41%	5,739	74	5.17%
Overnight investments and other
interest-earning assets	30,089	27	0.36%	47,282	35	0.30%
Total interest-earning assets	499,938	4,670	3.75%	618,645	5,796	3.76%
Non-interest-earning assets:
Allowance for loan losses	(12,396)			(15,082)
Cash and due from banks	9,514			13,183
Other assets	78,363			52,298
Total assets	$575,419			$669,044

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$57,326	$36	0.25%	$55,992	$69	0.50%
Money market	37,050	56	0.60%	40,329	59	0.59%
Savings	31,628	38	0.48%	31,708	40	0.51%
Time deposits less than $100,000	195,740	1,133	2.32%	213,899	1,791	3.36%
Time deposits greater than $100,000	120,026	793	2.65%	135,514	1,257	3.72%
Brokered deposits	40,331	309	3.07%	70,991	512	2.89%
Total interest-bearing deposits	482,101	2,365	1.97%	548,433	3,728	2.73%
Other borrowings	433	-	0.00%	1,750	13	2.94%
Total interest-bearing liabilities	482,534	2,365	1.97%	550,183	3,741	2.73%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	67,845			68,987
Other liabilities	3,442			3,029
Total liabilities	553,821			622,199
Stockholders' equity	21,598			46,845
Total liabilities
and stockholders' equity	$575,419			$669,044
Net interest revenue		$2,305			$2,055
Net interest-rate spread			1.78%			1.03%
Net interest margin (5)			1.85%			1.33%

(1)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(2)
Securities available for sale are shown at amortized cost.  Average pretax unrealized gains of $948,000 for the three months ended September 30, 2010 and $1,142,000 for the three months ended September 30, 2009 are included in other assets.

(3)	Includes restricted equity securities.
(4)	Interest income on tax-exempt securities is not stated on a tax equivalent basis.
(5)	Net interest margin is not stated on a tax-equivalent basis.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 3-Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the nine months ended September 30, 2010 and 2009

	2010			2009
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$418,911	$13,952	4.45%	$517,177	$14,278	3.69%
Taxable securities (2)(3)	52,614	1,422	3.61%	65,497	1,796	3.67%
Tax-exempt securities (2)(4)	4,851	132	3.63%	5,420	207	5.11%
Overnight investments and other
interest-earning assets	34,119	83	0.33%	39,081	59	0.20%
Total interest-earning assets	510,495	15,589	4.08%	627,175	16,340	3.48%
Non-interest-earning assets:
Allowance for loan losses	(14,494)			(14,366)
Cash and due from banks	10,589			12,965
Other assets	83,543			44,994
Total assets	$590,133			$670,768

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$57,401	$176	0.41%	$58,212	$214	0.49%
Money market	37,037	169	0.61%	42,161	200	0.63%
Savings	32,193	118	0.49%	31,226	144	0.62%
Time deposits less than $100,000	200,255	4,541	3.03%	216,153	6,949	4.30%
Time deposits greater than $100,000	122,092	1,696	1.86%	135,496	2,528	2.49%
Brokered deposits	44,804	995	2.97%	60,182	1,319	2.93%
Total interest-bearing deposits	493,782	7,695	2.08%	543,430	11,354	2.79%
Other borrowings	817	13	2.13%	1,936	41	2.81%
Total interest-bearing liabilities	494,599	7,708	2.08%	545,366	11,395	2.79%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	67,376			67,857
Other liabilities	3,272			909
Total liabilities	565,247			614,132
Stockholders' equity	24,886			56,636
Total liabilities
and stockholders' equity	$590,133			$670,768
Net interest revenue		$7,881			$4,945
Net interest-rate spread			2.00%			0.69%
Net interest margin (5)			2.06%			1.05%

(1)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(2)
Securities available for sale are shown at amortized cost.  Average pretax unrealized gains of $773,000 for the nine months ended September 30, 2010 and $1,263,000 for the nine months ended September 30, 2009 are included in other assets.

(3)	Includes restricted equity securities.
(4)	Interest income on tax-exempt securities is not stated on a tax equivalent basis.
(5)	Net interest margin is not stated on a tax-equivalent basis.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 4-Changes in Interest Income and Interest Expense

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Compared to 2009			Compared to 2009
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(887)	$(73)	$(960)	$(2,982)	$2,656	$(326)
Taxable securities	(109)	(16)	(125)	(349)	(25)	(374)
Tax-exempt securities	(11)	(22)	(33)	(20)	(55)	(75)
Overnight investments and other
interest-earning assets	(14)	6	(8)	(8)	32	24
Total interest-earning assets	(1,021)	(105)	(1,126)	(3,359)	2,608	(751)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	1	(34)	(33)	(2)	(36)	(38)
Money market	(5)	2	(3)	(23)	(8)	(31)
Savings	-	(2)	(2)	4	(30)	(26)
Time deposits less than $100,000	(142)	(516)	(658)	(481)	(1,927)	(2,408)
Time deposits greater than $100,000	(132)	(332)	(464)	(232)	(600)	(832)
Brokered deposits	(233)	30	(203)	(341)	17	(324)
Total interest-bearing deposits	(511)	(852)	(1,363)	(1,075)	(2,584)	(3,659)
Other borrowings	(5)	(8)	(13)	(20)	(8)	(28)
Total interest-bearing liabilities	(516)	(860)	(1,376)	(1,095)	(2,592)	(3,687)

Increase (decrease)
in net interest revenue	$(505)	$755	$250	$(2,264)	$5,200	$2,936

Provision for Loan Losses

Our provision for loan losses amounted to $1.2 million for the three months ended September 30, 2010, compared to a provision of $378,000 for the same period in 2009.  For the nine month period ended September 30, 2010, our provision was $479,000 compared to $14.3 million for the same period in 2009.  The decline in provision results from a reduction in new problem loans, stabilization of real estate values and a recovery of $3.3 million relating to a positive fair value adjustment upon foreclosure of certain collateral.   The allowance for loan losses as a percentage of total loans was 3.06% at September 30, 2010 as compared to 3.06% at December 31, 2009.  The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Other Operating Income

Other income, not including securities gains or losses, was $790,000 and $2.2 million for the three and nine month periods ending September 30, 2010 compared to $832,000 and $2.1 million for the same periods in 2009.  For the third quarter, service charges on deposit accounts totaled $455,000 compared to $457,000 for the same period in 2009.  Service charges increased to $1.4 million compared to $1.1 million for the first nine months of 2010, an increase of $245,000 or 22.0%. The increase in service charges for the first nine months of 2010 compared to the same period in 2009 is primarily attributable to an increase in insufficient funds charges resulting from the introduction of a courtesy overdraft privilege program during the third quarter of 2009.  Securities gains totaled $987,000 for the first nine months of 2010, compared to a loss of $275,000 for the first nine months of 2009.  There were no securities gains in the third quarter of 2010 and 2009.  We did not earn any mortgage banking income in the third quarter of 2010 and $13,000 for the nine months ended September 30, 2010, reflecting our decision to exit the mortgage banking business in December 2009.  Mortgage banking income totaled $120,000 and $374,000 for the third quarter 2009 and the nine months ended September 30, 2009, respectively.  The revenue recognized during 2010 reflects the amounts attributed to the sale of the mortgage loans in the pipeline when we suspended our mortgage operations.

Other Expenses

Expense control initiatives were responsible for declines in other expenses, not including net foreclosed properties expenses, for the quarter and nine months ended September 30, 2010.  For the three and nine month periods ended September 30, 2010, other expenses, excluding expenses relating to foreclosed properties, declined $332,000 or 10.3% and $1.2 million or 12.6%, respectively, compared to the same periods in 2009.  Salaries and employee benefits declined by $391,000 and $1.2 million, and occupancy and equipment expenses declined by $51,000 and $177,000 for the quarter and nine months ended September 30, 2010 compared to the same periods in 2009.  The reduction in salaries and employee benefits is attributable to planned reduction in staffing levels, attrition and an across the board reduction in salaries for all officers and employees in the fourth quarter of 2009.  For the quarter and nine months ended September 30, 2010, other operating expenses decreased by $231,000 and $424,000, respectively.  The cost savings generated in controllable expenses were partially offset by increased FDIC Insurance.  FDIC and regulatory fees increased by $341,000 or 74.8% for the third quarter of 2010 compared to 2009. Not considering the onetime special assessment of $317,000, in 2009, FDIC and regulatory expenses increased by $915,000 or 107.5% for the first nine months of 2010 compared to the same period in 2009.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Foreclosed properties expenses, net of rental income, totaled $1.4 million for the third quarter of 2010 compared to $340,000 for the third quarter of 2009 and $6.1 million compared to $2.9 million for the nine month periods ended September 30, 2010 and 2009, respectively.   Included in net foreclosed properties expenses are accruals for prior and current period property taxes payable on foreclosed properties of $585,000 and $1.9 million for the three months and nine months ended September 30, 2010, respectively.  Fair value adjustments to foreclosed properties were $616,000 and $102,000 for the third quarter of 2010 and 2009, respectively.  For the nine months ending September 30, 2010 and 2009, fair value adjustments were $3.7 million and $1.6 million, respectively.  Net losses on the sale of foreclosed properties approximated $39,000 for the three months ended September 30, 2010 compared to $106,000 for the same period in 2009.  For the nine month period ended September 30, 2010 and 2009, losses on the sale of foreclosed properties totaled $190,000 and $642,000, respectively.

Income Taxes

There was no income tax expense or (benefit) recognized for the periods ended September 30, 2010 or 2009.

Additional information regarding income taxes can be found in Note 10 to the consolidated financial statements filed in our 2009 Annual Report on Form 10-K.

Balance Sheet Review

Total assets at September 30, 2010 and December 31, 2009 were $563.6 million, and $614.6 million, respectively.  Average total assets for the first nine months of 2010 were $590.1 million, down $80.7 million or 12.0% from $670.8 million for the first nine months of 2009.  For the quarters ended September 30, 2010 and 2009, average total assets were $589.1 million and $669.1 million respectively, a decline of $80.0 million or 12.0%.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Loans

The following table presents a composition of the Company’s loan portfolio.

Table 5- Loans Outstanding

	September 30,	December 31,
(in thousands)	2010	2009

Real estate-commercial
Owner occupied	$162,041	$170,410
Non-owner occupied	16,096	14,793
Real estate-construction	156,110	175,527
Real estate- 1-4 family	52,505	54,332
Commercial	14,775	14,396
Consumer	5,222	5,468
	406,749	434,926

Deferred loan fees	(18)	(35)
Allowance for loan losses	(12,439)	(13,324)
Loans, net	$394,292	$421,567

At September 30, 2010, net loans were $394.3 million, a decline of $27.3 million or a decline of 6.5% from December 31, 2009.  The decline in loans is the result of problem loans transitioning to foreclosed properties and stagnant growth, both due to the economic deterioration in the Henry County market due to depressed housing sales and real estate values as well as significant local job losses due to reductions in construction and land development activity.

Index
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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The following table presents a summary of the changes in the allowance for loan losses for the nine months ended September 30, 2010 and 2009.

 Table 6- Allowance for Loan Losses

	Nine months ended September 30,
(in thousands)	2010	2009

Allowance at beginning of the period	$13,324	$17,730

Loans charged off:
Real estate	(4,770)	(17,535)
Commercial	(28)	(19)
Consumer	(46)	(28)
	(4,844)	(17,582)
Recoveries:
Real estate	3,464	-
Commercial	-	93
Consumer	16	11
	3,480	104

Net (charge-offs)	(1,364)	(17,478)

Provision for loan losses	479	14,319

Balance at end of the period	$12,439	$14,571

Total loans:
At period end	$406,731	$434,891
Average	418,911	517,177

Allowance as percentage of period end loans	3.06%	3.35%

As a percentage of average loans:
Net charge-offs	0.33%	3.38%
Provision for loan losses	0.11%	2.77%

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance for loan losses at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decrease in both the provision and the allowance for loan losses compared to a year ago was due to our recognition and partial charge-off of loans deemed impaired in 2009, the stabilization of real estate values in 2010, and the overall decline in the loan portfolio.

Management believes that the allowance for loan losses at September 30, 2010 reflects the losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section in our 2009 Annual Report on Form 10-K for additional information on the allowance for loan losses.

Nonperforming Assets

Our bank is located in what has historically been one of the fastest growing areas of the United States, south Metro Atlanta.  A large number of our loans were to developers and contractors to purchase land, develop subdivisions and build houses to meet the growing population.  The slowing economy has impacted many of our customers, causing stress in our portfolio, and increasing our nonperforming assets, which include nonperforming loans and foreclosed properties.  Total nonperforming assets amounted to $169.2 million and $151.8 million at September 30, 2010 and December 31, 2009, respectively.  The following table summarizes our nonperforming assets by type.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 7- Nonperforming Assets

	September 30,	December 31,
(in thousands)	2010	2009

Nonaccrual loans (NPLs)	$99,313	$101,558

Loans past due 90 days or more and still accruing	7,365	471

Total nonperforming loans	$106,678	$102,029

Foreclosed properties	62,493	49,732

Total nonperforming assets (NPAs)	$169,171	$151,761

NPLs as a percentage of total loans	26.23%	23.46%
NPAs as a percentage of loans and foreclosed properties	36.05%	31.32%
NPAs as a percentage of total assets	30.02%	24.69%

In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $3.6 million in residential mortgages, $3.9 million in construction loans, and $6.7 million in commercial real estate loan at September 30, 2010.

Nonperforming loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $106.7 million or 26.2% of total loans at September 30, 2010, compared with $102.0 million or 23.5% at December 31, 2009.

On those loans ninety days or more past due and still accruing interest, six different borrowing relationships comprise $7.2 million of the total. At September 30, 2010, the Bank was negotiating formal agreements and/or renewals with the parties.  Since September 30, 2010, one relationship has been renewed, the Bank is negotiating a forbearance agreement on another relationship and the other four relationships, totaling approximately $2.7 million, have been placed on nonaccrual resulting in approximately $89,000 being reversed from interest income.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The following table summarizes nonperforming assets by category.

Table 8- Nonperforming Assets (“NPAs”) by Category
(dollars in thousands)

	September 30, 2010			December 31, 2009
Loan type	Non- Performing Loans	Foreclosed Properties	Total	Non- Performing Loans	Foreclosed Properties	Total

Real estate-commercial
Owner occupied	$14,825	$-	$14,825	$9,917	$-	$9,917
Non-owner occupied	$6,375	4,834	11,209	5,169	4,612	9,781
Total real estate-commercial	21,200	4,834	26,034	15,086	4,612	19,698
Real estate construction and development	78,480	47,302	125,782	79,514	32,931	112,445
Real estate 1-4 family	3,911	10,357	14,268	6,369	12,189	18,558
Total real estate loans	103,591	62,493	166,084	100,969	49,732	150,701
Commercial loans	3,033	-	3,033	1,014	-	1,014
Consumer loans	54	-	54	46	-	46
Total commercial and consumer loans	3,087	-	3,087	1,060	-	1,060
Total NPA's	$106,678	$62,493	$169,171	$102,029	$49,732	$151,761

The following tables summarize the composition of our foreclosed properties at September 30, 2010.

Table 9-Composition of Foreclosed Properties
As of September 30, 2010

(dollars in thousands)	Balance	Percent*

Developments	$14,603	23.37
Raw Land	20,973	33.56
Houses	10,357	16.57
Lots	11,726	18.76
Commercial Real Estate	4,834	7.74
Total	$62,493	100.00

*Percent of total foreclosed properties

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  For the nine months ended September 30, 2010 and 2009, the Bank transferred $21.0 million and $25.4 million, respectively, of loans into foreclosed property.   During the same periods, proceeds from cash sales of foreclosed properties were $3.2 million and $5.5 million, respectively.  For the quarter ended September 30, 2010, the Bank transferred $259,000 of loans into foreclosed properties and had cash sales of $1.7 million. For the quarter ended September 30, 2009 the Bank did not transfer any loans into foreclosed properties and had cash sales of $1.2 million.

Investment Securities

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Securities available for sale at September 30, 2010 decreased $7.7 million from December 31, 2009.  The decrease reflects the liquidation of a portion of our securities portfolio in order to capture unrealized gains and reposition the portfolio to maximize return in this protracted low interest rate environment.

Deposits

Total average deposits for the three and nine month periods ended September 30, 2010 were $549.9 million and $561.2 million, respectively.  Although deposits were down in all categories, the majority of the decline was centered in money market accounts and time deposits as we lowered our deposit rates to reflect slowing demand on the asset side of the balance sheet, resulting in some customers moving funds to higher yielding investments.   With diminished loan demand, we have sufficient liquidity to fund our balance sheet without relying on funding other than customer deposits.  Because we are not well-capitalized under prompt corrective action, we are unable to renew existing brokered certificates.  We currently have $40.3 million of brokered deposits with approximately $10 million coming due in 2011 and the remainder in 2012.  We do not plan on increasing our brokered certificates in the near future and have sufficient liquidity to pay off the brokered certificates as they mature.

Other Funding Sources

At September 30, 2010, the Bank had sufficient qualifying collateral pledged to the Federal Reserve Bank of Atlanta to secure discount window capacity of approximately $23 million.

Index
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

At September 30, 2010 we had loan commitments outstanding of $22.1 million and standby letters of credit of $2.3 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $17.1 million for the nine months ended September 30, 2010.  Included in the net cash provided by operating activities is $16.9 million in income tax refunds.  Our net loss of $3.7 million included non-cash losses relating to the fair market valuation of foreclosed properties in the amount of $3.7 million and securities gains of $987,000.   Net cash provided by investing activities of $27.6 million consisted primarily of cash provided from a decrease in investment securities of $8.3 million, a decrease in overnight balances and interest bearing deposits in banks of $8.9 million, proceeds from the sale of foreclosed properties of $3.2 million and a decrease in loans of $7.4 million.  The $46.2 million of net cash used in financing activities consisted primarily of a net decrease in deposits of $44.9 million.  In the opinion of management, the Company’s liquidity position at September 30, 2010 is sufficient to meet its expected cash flow requirements.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Capital Resources

At September 30, 2010, we were considered significantly undercapitalized under regulatory guidelines. The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of September 30, 2010 are as follows:

			Well Capitalized
			Regulatory
	Consolidated	Bank	Requirement

Leverage Capital Ratios	3.16%	3.13%	5.00%

Risk Based Capital Ratios:
Tier 1	3.73%	3.70%	6.00%
Total	4.99%	4.95%	10.00%

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized at September 30, 2010.  On May 7, 2010, the Bank entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) (collectively, the “Supervisory Authorities”) agreeing to the issuance of a Consent Order (the “Order”).  The Order stipulates, among other conditions, that the Bank reach and maintain a Tier 1 capital ratio equal to or exceeding 8%.  There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities.  Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Index
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

We use a third party simulation model to monitor changes in net interest income due to changes in market rates. The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as economic value of equity over a twelve-month period is subjected up to a 400 basis point increase and decrease in rates. Our September 30, 2010 model reflects a 20.3% increase in economic value of equity for a 100 basis point increase in rates. The same model shows a 23.7% decrease in economic value of equity for a 100 basis point decrease in rates. Our asset/liability committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and economic value of equity in the projected rate environment.

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

II - OTHER INFORMATION

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE:	November 12, 2010	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE:	November 12, 2010	/s/ Charles W. Blair, Jr.
Charles W. Blair, Jr., EVP & CFO
(Principal Financial and Accounting Officer)