Form 10-K
period 2010-12-31
HENRY COUNTY BANCSHARES INC
filed 2011-03-30
CIK 706465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

Commission File No. 000-49789
HENRY COUNTY BANCSHARES, INC.
(Exact name of Registrant as Specified in Its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-1485511 (I.R.S. Employer Identification No.)
4806 N. Henry Boulevard, Stockbridge, Georgia (Address of Principal Executive Offices)	30281 (Zip Code)
Registrant’s telephone number, including area code: (770) 474-7293
Securities registered pursuant to Section 12(b) of the Act:  None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.10 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

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

Large Accelerated filer	☐	Accelerated filer	☐

Smaller reporting company	☑	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐ No ☑

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such stock, as of June 30, 2010:  $21,263,000 (The Company’s common stock is not publicly traded.  Because there were no trades or active bid and ask prices for the stock, aggregate market value is based on the book value of $1.48 per share as of that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  14,245,690 shares of $.10 par value common stock as of March 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors.  Consequently, actual results and experience may materially differ from those contained in any forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

●	our ability to meet the conditions outlined in the Consent Order including our ability to raise capital consistent with our capital plan;
●	difficult market conditions and economic trends;
●	our concentrations of residential and commercial construction and development loans;
●	continued deterioration in the metro Atlanta real estate markets;
●	our allowance for loan losses may not be sufficient to cover actual loan losses that could be incurred;
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	changes in prevailing interest rates that may negatively affect our net income and the value of our assets;
●	changes in financial services laws and regulations;
●	competition from financial institutions and other financial service providers;
●	ability to retain key personnel;
●	a special assessment that may be imposed by the FDIC on all FDIC-insured institutions in the future, similar to the assessment in 2009 that decreased our earnings;

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

The Company’s principal activities consist of owning and supervising the Bank, which engages in a full service commercial and consumer banking business, as well as a variety of deposit services provided to its customers.  Until December 15, 2009, when it suspended operations, the Company also conducted mortgage-lending operations through the Bank’s wholly owned subsidiary, First Metro Mortgage Company (“First Metro”).  First Metro provided the Bank’s customers with a wide range of mortgage banking services and products in the same primary market area as the Bank.

At December 31, 2010, we had total assets of $564 million, total loans of $380 million, total deposits of $545 million, and stockholders’ equity of $15 million.

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

We have grown our assets, deposits, and business internally by building on our lending products, expanding our deposit products and delivery capabilities, and opening new branches.  As of June 30, 2010, the latest information available from the Federal Deposit Insurance Corporation, the Bank held approximately 30.6% of the deposit accounts in Henry County.

Deposits

The Bank offers a full range of depository accounts and services to both individuals and businesses.  As of December 31, 2010, deposits totaled $544,663,000, consisting of:

	December 31, 2010
(in thousands)	Amount	Percent*
Noninterest-bearing deposits:
Demand deposits	$60,047	11.02
Interest bearing deposits:
Demand deposits	58,834	10.80
Money market and savings deposits	67,015	12.30
Time deposits greater than $100,000	120,402	22.11
Other time deposits	198,034	36.36
Brokered time deposits	40,331	7.41
Total interest bearing deposits	484,616	88.98
Total deposits	$544,663	100.00

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

As of December 31, 2010, the Bank had total loans outstanding consisting of:

	December 31, 2010
(in thousands)	Amount	Percent*
Commercial real estate
Land, development and construction	$130,526	34.33
Other	106,152	27.92
Churches	79,706	20.96
Total commercial real estate	316,384	83.21
Residential real estate	48,741	12.82
Total real estate	365,125	96.03
Commercial	4,162	1.09
Consumer	10,955	2.88
	$380,242	100.00

Commercial real estate.  The Company engages in commercial real estate lending through direct originations.  We grant commercial real estate loans to customers for the purpose of purchasing and developing real estate, providing funds for construction, financing the needs of churches, or financing owner or non-owner occupied commercial real estate.  Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans.

Land, development and construction.  The Company makes loans to purchase and develop real estate, including construction loans, to customers in our market area.  These type loans, secured by real estate, finance both speculative projects and projects with end buyers already committed.  Loan policy provides for limits on speculative lending by borrower and by real estate project.  This type of loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity.  During times of economic stress, this type of loan has typically had a greater degree of risk than other loan types.

Churches.  The Company makes loans to churches, secured by real estate, to fund new construction and renovation to existing facilities.  These loans are subject to the risk of local economic conditions that affect the financial condition and the giving level of church members.

Other Commercial Real Estate.  There are two categories within other commercial real estate, owner and non-owner occupied.  With owner occupied commercial real estate, the Bank’s primary focus is to finance business owner/operators real estate out of which they operate their business.  Loans to finance income producing real estate, leased by a third – party are classified as non-owner occupied real estate loans.  These loans are subject to the risks of the local and national economy that affect the viability, and ultimately the cash flow of the business occupying the real estate, which is the primary source of repayment.  Loans with balances totaling $56.7 million or approximately 53% of our other commercial real estate portfolio, were classified as owner occupied at December 31, 2010.

Residential Real Estate.  The Bank grants loans to individuals secured by first or second mortgages on residential real estate located in our market area.  The majority of these loans are for owner occupied properties and are subject to risks associated with the local economy.  We will generally lend up to 90% of the current market value of the underlying real estate on first mortgage residential real estate loans with adjustable rates or balloon payments due within five (5) years or 80% of the value on second mortgage home equity loans.

Commercial.  These are loans the Company makes to small and medium-sized businesses in its primary trade area for specific business purposes such as, new or upgrades to plant and equipment, inventory acquisition and other working capital purposes.  Commercial loans are granted based upon a borrower’s cash flow, ability to repay and degree of management expertise.  This type of loan may be subject to many different types of risk, which differ depending on the borrower’s industry.  On an ongoing basis, senior management monitors general risks to an industry, or segment of an industry.  When warranted, the Loan Committee and/or the Board of Directors review individual borrowers who may be at risk due to an industry condition.  Generally, assets of the business such as general intangibles, inventory, equipment or real estate collateralize commercial loans.  Collateral is subject to risk in its ability to be converted to a liquid asset, if necessary, as well as risks associated with degree of specialization, mobility and general collectability in a default situation.  To mitigate this risk, we adhere to strict underwriting standards on these types of loans including valuations and general acceptability based on the Company’s ability to monitor the ongoing business viability and collateral value.

Consumer.  This portfolio consists principally of installment loans to individuals for personal, family, and household purposes.  These loans entail a high degree of risk due to the typically highly depreciable nature of any underlying collateral and collectability risks resulting from the borrower’s potential for insolvency or bankruptcy.  To mitigate this risk, we perform a thorough credit and financial analysis of the borrower and require appropriate collateral for each loan.

Employees

As of December 31, 2010, the Bank had 104 full-time employees and 11 part-time employees.  None of the Bank’s employees are represented by a collective bargaining group.  The Bank considers its relationships with its employees to be good.

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

The Board of Directors of the Bank has delegated lending authority to a committee of the Board, which in turn delegates lending authority to our loan officers, each of whom is limited as to the amount of secured and unsecured loans he or she can make to a single borrower or related group of borrowers.  As our lending relationships are important to our success, the Board of Directors of the Bank has established review committees and written guidelines for lending activities.  In particular, the Officers’ Credit Committee reviews lending relationships with aggregate relationship exposure exceeding $75,000.  The Board of Director’s Executive Committee reviews and approves lending relationships greater than $150,000.  The Bank, as a matter of state law, does not generally extend additional credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $3,750,000 at December 31, 2010.  The Board of Directors of the Bank periodically reviews and modifies lending policies and procedures to ensure risks are acceptable and to protect the Bank’s financial position in the market.

Loan Review and Non-performing Assets

Credit Administration of the Bank reviews the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting.  The Audit Committee of the Board retains an outside loan review firm to complete quarterly reviews of the Bank’s portfolio with special emphasis on large and problem lending relationships.  The results of such reviews are presented to the Audit Committee and Executive Management.  If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or generally all loans comprising that credit relationship, are downgraded to the classification that most closely matches the current risk level.  The review process also provides for the upgrade of loans that show improvement since the last review.  Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings.  Under the Bank’s 8-tier loan grading system, grades 1 through 4 are considered “pass” (acceptable) credit risk, grade 5 is a “watch” rating, and grades 6 through 8 are “adversely classified” credits that require management’s attention.  The entire 8-grade rating scale provides for a higher numeric rating for increased risk.  For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at the Bank.  Risk ratings of 2 through 4 in the pass category each have incrementally more risk.

The Bank’s Chief Financial Officer in conjunction with Credit Administration, prepares a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”) for the Bank.  The ALL analysis starts with an individual review of all loans considered impaired and an assignment of a specific reserve if warranted.  Effective with the second quarter of 2009, as mandated by the FDIC, impaired loans with specific reserves were required to be charged down to net realizable value by the amount of the specific reserve.  Non-impaired loans are stratified by major loan type and loss reserves are determined based on each loan type’s respective loss factor, derived from the average historical loss rate for the preceding eighteen-month period and adjusted to reflect current economic conditions and individual loan risk ratings.

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

Investment Policy

The Bank’s investment portfolio policy is to balance income generation with liquidity, interest rate sensitivity, pledging and regulatory needs.  The Chief Executive Officer and the Chief Financial Officer of the Bank administer the policy, and it is reviewed from time to time by ALCO.  Monthly, the Bank’s Board of Directors reviews portfolio activity, composition, and performance.

Supervision and Regulation

Written Agreement with the Regulators.  As a result of examination findings in mid 2009 by the Georgia Department of Banking and Finance, (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”), (collectively, the “Supervisory Authorities”), the Bank’s Directors, on May 14, 2010, entered into a Stipulation and Consent Agreement with the Supervisory Authorities agreeing to the issuance of a Consent Order (the “Order”).  Specifically, the Order requires:  increased involvement by the Bank’s Board of Directors; an assessment of current and future management and staffing needs; reductions in adversely classified assets; improvement in the overall quality and management of the loan portfolio;  maintaining an adequate allowance for loan losses; a Tier I leverage capital ratio of not less than 8% and a Total Risk Based capital ratio of not less than 10%; establishment of a plan to maintain adequate liquidity including a prohibition on accepting brokered deposits and a limitation on interest rates paid on all deposits;  prior Supervisory Authority approval to pay cash dividends or Board of Director compensation;  and adoption of an annual strategic plan and budget.  The Order also establishes a framework and timeframes for the Bank reporting on its compliance with the provisions of the Order.  Because management had been addressing most of the provisions of the proposed Order, it is not contemplated that the Order will significantly change how the Bank is currently being operated.  However, there can be no assurance that the Bank will be successful in meeting all of the requirements of the Order.

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

The Supervisory Authorities examined the Bank during June and July 2010 and conducted an onsite visitation during February 2011.  The findings of the Supervisory Authorities are fully reflected in the accompanying financial statements.

The Company is also subject to the terms of a Board Resolution (“Resolution”) between the Company and the Federal Reserve Bank of Atlanta (“FRB”) that generally prohibits our ability to receive dividends from the Bank, or to make dividends or other distributions to our shareholders, or repurchase shares of our common stock without prior regulatory approval.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rulewriting authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions.  The Dodd-Frank Act also establishes a Financial

Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

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

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that made permanent the increase in FDIC insurance for deposit accounts to $250,000, and provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31,

2012, all noninterest-bearing transaction accounts and Interest on Lawyer Trust Accounts (“IOLTA”) are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities.  This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  Money Market Deposit Accounts (MMDAs) and Negotiable Order of Withdrawal (NOW) accounts are not eligible for this unlimited insurance coverage, regardless of the interest rate, even if no interest is paid on the account.

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.  In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items.  We did not pay a dividend during 2009 or 2010 and we do not intend to pay a dividend in 2011 due to continued pressure on earnings and capital and as a result of the Order and Resolution.

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

The minimum guideline for the ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%.  Total Capital consists of Tier 1 Capital, which is comprised of common stock, undivided profits, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative perpetual preferred stock, less goodwill and certain other intangible assets, and Tier 2 Capital, which consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  At December 31, 2010, our consolidated Total Capital Ratio and our Tier 1 Capital Ratio were 4.39% and 3.14%, respectively, both of which are below the minimum required.

 In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating.  All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points.  Our Leverage Ratio at December 31, 2010 was 2.68%, below the minimum required.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.  Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital Leverage Ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by its federal banking regulators, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.  At December 31, 2010, the Bank was deemed “significantly undercapitalized” under the regulatory framework for prompt corrective action.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories.  The severity of the action will depend upon the capital category of the institution.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution if it determines that those actions are necessary.

At December 31, 2010, the Bank was classified as “significantly undercapitalized” under the regulatory framework for prompt corrective action.  Under the Prompt Corrective Action provisions, on February 10, 2010, the Bank received notification from the FDIC that because of its failure to meet the minimum capital guidelines of “adequately capitalized”, the Bank had forty-five (45) days from receipt of the letter to provide the FDIC with a written capital plan addressing the restoration of its capital levels.  In addition, limitations were imposed on the Bank concerning the acceptance of brokered deposits and the interest rates that could be paid on all new time deposits.  The Bank  submitted a written capital plan to the FDIC as required under the notice.  The FDIC, after reviewing the submission, asked the Bank to resubmit the plan.  As of December 31, 2010, the FDIC had not approved the Bank’s capital plan.

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

Fair Value.  The Company’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is primarily dependent on the liquidation of the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by Generally Accepted Accounting Principles (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets there have been very few transactions in the type of assets which collateralize the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined.  Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment.  Although management believes its processes for determining the value of these assets are appropriate and allow the Company to arrive at reasonable estimates of fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.

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

Anti-Money Laundering Initiatives and the USA Patriot Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing.  This has generally been accomplished by amending existing anti-money laundering laws and regulations.  The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties.  The United States Treasury Department has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to the Company and the Bank.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers.  Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Future Legislation.  From time to time, Congress introduces various legislation affecting financial institutions and the financial industry.  Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the current economic environment, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

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

Executive Officers of the Company

Senior executives of the Company are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

The senior executive officers of the Company, and their ages, positions with the Company, and past five year employment history are as follows:

Name (age)	Position with Company	Officer of Company Since

David H. Gill (56)	President, Chief Executive Officer and Director	1993

Charles W. Blair, Jr. (55)	Executive Vice President, Chief Financial Officer and Corporate Secretary; prior to joining Company, he served as Chairman and CEO of nBank, N.A.	2009

M. Debra Walker (57)	Senior Vice President and Chief Operations Officer of the Bank; Assistant Secretary of the Company	2001

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

The notes to our financial statements disclose a going concern issue for the Company.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  However, due to our financial results, the substantial uncertainty through the U.S. banking industry and other matters discussed in this annual report on Form 10-K and in our audited financial statements, a substantial doubt exists regarding our ability to continue as a going concern.  Management’s plans in addressing the issues that raise substantial doubt regarding the Company’s ability to continue as a going concern are addressed in Note 2 of the Notes to the 2010 Consolidated Financial Statements.

We have received a Prompt Corrective Action Notification.

We have been notified that the Bank is “significantly undercapitalized” for purposes of Prompt Corrective Action pursuant to 12 U.S.C. § 1831o and 12 C.F.R. Part 6.  At December 31, the Bank’s capital ratios were as follows:

Tier 1 Capital to Adjusted Total Assets	2.65%
Tier 1 Capital to Risk-Weighted Assets	3.10%
Total Capital to Risk-Weighted Assets	4.35%

Federal law requires the Bank to immediately submit an acceptable Capital Restoration Plan (see “Prompt Corrective Action” beginning on page 15) to its primary regulator that includes the specific steps the Bank will take to become adequately capitalized and a timeframe for achieving the higher capital ratios required by the Order (discussed below).  If the Bank does not submit an acceptable Capital Restoration Plan to the Supervisory Authorities, the Bank is subject to further supervisory enforcement actions.

We have entered into a Resolution and Order with the FRB and Supervisory Authorities that require us to take specified actions.

Our future viability is subject to the Bank’s ability to successfully operate under the terms of the Order, which requires the Bank to achieve among other things:  (i) a Tier 1 capital to total assets ratio of 8.0%; (ii) a capital plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank; (iii) elimination of or significant reduction in certain problem assets within established timeframes; and (iv) formulation of a plan to improve the Bank’s earnings.

The Company is also subject to the terms of a Resolution with the FRB that generally prohibits our ability to receive dividends from the Bank, or to make dividends or other distributions to our shareholders, without prior regulatory approval.

In order to comply with our regulatory requirements, we need to raise substantial additional capital or significantly reduce our asset size.  The primary purpose of an offering of our stock would be to raise capital for the Bank to satisfy certain requirements set forth in the Order.  There is no guarantee, however, that we will be successful in raising capital in an offering or otherwise or that we would be able to sell assets at terms favorable enough to meet our regulatory capital needs.

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

As disclosed in Note 2 of the 2010 Consolidated Financial Statements, the Company is currently attempting to raise additional capital through a Private Placement Memorandum.  The proceeds from this offering may not be sufficient to meet the capital requirements of our regulators or otherwise support our operations.

On January 20, 2011 the Company began a common stock offering through a private placement memorandum to raise a minimum of $50 million and a maximum of $75 million in additional capital with the majority of any capital raised to be contributed to the Bank.  Although we have set a minimum level of proceeds necessary for us to break escrow, we determined this amount based on our best estimates at the time it was established and it may bear no relation to our ultimate level of capital needed.  While the board of directors has the discretion to increase or decrease the minimum number of shares of common stock that must be sold to break escrow, there is no guarantee that the amount of capital determined to be necessary to break escrow will be adequate to support the ongoing operations of the Company, and the proceeds may not be sufficient to allow us continue to meet the capital requirements of the FRB and Supervisory Authorities.  Failure to raise sufficient capital or additional capital, if needed in the future, may result in further regulatory restrictions on our operations and adversely affect successful implementation of our business strategy.

Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios.  Consequently, our financial condition and results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to declining real estate values and general economic concerns.  As of December 31, 2010, our non-performing assets had increased to $167.9 million, or 35% of our loan portfolio and other real estate owned.  Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions.  If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and foreclosed properties as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default, and the net realizable value of foreclosed properties.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend.  Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced.  Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers default on their loans with us.  We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses, and charge-offs related to our loan portfolio may occur.

We have been adversely affected because of our high concentration of loans secured by real estate and deteriorating real estate market conditions in Henry and surrounding counties, leading to higher nonperforming assets, loan charge-offs and an increase in our provision for loan losses.

As of December 31, 2010, approximately 95% of our total loans were secured by real estate.  In 2007, the housing and real estate sectors in our markets experienced an economic downturn that accelerated in 2008 and 2009 and continued throughout 2010.  We had a significant presence in residential construction and development lending in our market.  The majority of our customers who were residential builders carried inventories of lots for new construction.  The supply of vacant, developed lots and partially developed properties has increased dramatically as the number of new building permits and housing starts decreased.  In addition, between September 2007 and December 2010, the FDIC placed over 50 Georgia-based financial institutions into receivership, and we believe that others will be placed in receivership in the future.  The subsequent sale of the assets of these financial institutions at depressed prices could continue to negatively affect the value of our real estate collateral and foreclosed properties.  We believe that it may take more than five years for the market to fully absorb the existing lot inventories in some areas of our market.  If economic conditions continue to worsen or deteriorate, it could lead to additional charge-offs and further increases in our allowance for loan losses.

We hold in our portfolio a significant number of real estate construction and development loans, which in the current market environment pose more credit risk than other types of loans typically made by financial institutions.

We hold a significant number of real estate construction and development loans that are loans made to builders and developers to acquire and develop land and construct houses.  At December 31, 2010, real estate construction and development loans totaled $130.5 million or 34% of the Bank’s loan portfolio.  Nonperforming loans within this category amounted to $60.5 million or approximately 46% of total outstanding loans within this category.  In addition to loans held in our portfolio at December 31, 2010, we also had $59.5 million in foreclosed properties, or 75% of our total foreclosed properties, which initially secured loans to finance real estate construction and development.  These real estate construction and development loans are considered more risky than other types of residential mortgage loans.  The primary credit risks associated with real estate construction and development lending are underwriting, project risks and market risks.  Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk and environmental and other hazard risks.  Market risks are risks associated with the sale of the completed residential units.  They include affordability risk, which means the risk of affordability of financing by borrowers, product design risks, and risks posed by completing projects.  While we believe we have established adequate reserves on our financial statements to cover the credit risk of our real estate construction and development loan portfolio, there can be no assurance that losses will not exceed our reserves, which could adversely impact our earnings.

If our allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment.  We may experience significant loan losses that would have a material adverse effect on our operating results.  Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans.  We maintain an allowance for loan losses in an attempt to cover any loan losses inherent in the loan portfolio.  In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, real estate volume and values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.  Because of these considerations, we have from time to time increased our allowance for loan losses.  For the year ended December 31, 2010, we recorded a provision for loan losses of $1.2 million, compared to $39.2 million for the year ended December 31, 2009.  If those assumptions used in determining our allowance for loan losses are inaccurate, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

In addition, the Supervisory Authorities periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different from those of our management.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed.  If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.  The valuation of the property may negatively affect the continuing value of such loan and could adversely affect our operating results and financial condition.

The amount of our foreclosed properties, increased significantly in 2008, 2009 and 2010 and may continue to increase, resulting in additional losses and expenses that will negatively affect our operations.

Foreclosed properties are the real estate that the Bank owns as the result of foreclosures and other secured realization transactions (such as deed in lieu of foreclosure) that the Bank does not intend to use for its own operations and intends to sell when market conditions permit.  At December 31, 2010, we had a total of $79.5 million of foreclosed properties, and at December 31, 2009, we had a total of $49.7 million of foreclosed properties, reflecting a $29.8 million increase, or 160%, from 2009 to 2010.  The increase in foreclosed properties since December 31, 2009 is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market.  As the amount of foreclosed properties increases, our losses, and the costs and expenses to maintain the real estate likewise increase.  Due to the on-going economic crisis, and the significant amount of nonperforming loans, the amount of foreclosed properties will continue to increase throughout 2011.  Any additional increase in losses, and maintenance costs and expenses due to foreclosed properties may have material adverse effects on our business, financial condition, results of operations and prospects.  Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of foreclosed properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any foreclosed properties sales.

As of December 31, 2010, we are not considered “well capitalized” by our banking regulators.  As a result, we are unable to access brokered deposits, which may adversely affect our liquidity and our ability to meet our obligations, including the payout of deposit accounts.

As of December 31, 2010, the Bank did not have the regulatory capital ratios required to meet “well-capitalized” standards.  Because we do not have sufficient capital to maintain our “well capitalized” status, we are limited as to the  interest rates we are able to offer our depositors to meet competition, and we are unable to renew any brokered certificates of deposit or attract new brokered certificates of deposit without prior regulatory approval.  As of December 31, 2010, we had approximately $40.3 million in brokered deposits, which represented approximately 7.41% of our total deposits.  If our liquidity becomes severely impaired and we are unable to meet our financial obligations, including the payout of deposit accounts, our banking regulators may subject the Bank to additional regulatory enforcement action, including receivership.  If we are unable to continue to attract deposits and maintain sufficient liquidity, our ability to meet our obligations, including the payout of deposit accounts, may be adversely affected.

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

The Federal Reserve reduced interest rates on three occasions in 2007 by 100 basis points, to 4.25%, and by another 400 basis points, to a range of 0% to 0.25%, during 2008.  Rates have remained low by historic standards throughout 2009 and 2010.  A significant portion of our loans, including residential construction and development loans and other commercial loans, bears interest at variable rates.  The interest rates on a significant part of these loans decrease when the Federal Reserve reduces interest rates, while the interest that we pay on our liabilities may not change in the same amount or at the same rates.  Accordingly, decreases in interest rates may reduce our net interest income.  In addition, an increase in interest rates may decrease the demand for consumer and commercial credit, including real estate loans, which are a major component of our loan portfolio.  Furthermore, increases in interest rates will add to the expenses of our borrowers, which may adversely affect their ability to repay their loans with us.

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

As a community bank, we have different lending risks than larger banks; losses on a few large loans or lending relationships can cause significant volatility in earnings.

As a community bank, we lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals.  These types of borrowers may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

In addition, due to our limited size, individual loan values can be large relative to our earnings for a particular period.  If a few relatively large loan relationships become nonperforming in a period and we are required to increase loss reserves, or to write off principal or interest relative to such loans, the operating results of that period and our financial condition at the end of that period could be significantly adversely affected.  The effect on results of operations for any given period from a change in the performance of a relatively small number of loan relationships may be disproportionately larger than the impact of such loans on the quality of our overall loan portfolio.

Regulatory reform of the U.S. banking system may adversely affect us.

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010.  The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws.  Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rulemaking, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions.  The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk and, among other things, includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts.  Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities.  This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.  Money Market Deposit Accounts (MMDAs) and Negotiable Order of Withdrawal (NOW) accounts are not eligible for this unlimited insurance coverage, regardless of the interest rate.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely affect us.

However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

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

FDIC insurance premiums increased substantially in 2009 and 2010, and we expect that our FDIC insurance premiums will remain at current levels or higher in the future.  As the large number of recent bank failures continues to deplete the Deposit Insurance Fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  This special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  The amount of our special assessment on September 30, 2009 was approximately $360,000.  In addition, the FDIC required financial institutions, such as the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund, although the FDIC exempted the Bank from this prepayment requirement.  The rule also provides for increasing the FDIC-assessment rates by three basis points effective January 1, 2011.  If FDIC deposit insurance premiums and assessments continue to increase, it could adversely affect our financial condition.

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

Other recent developments include:

●	the Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations;

●
proposals to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home; and

●
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

The assets of the Company consist almost entirely of its equity ownership in The First State Bank. The assets of the Bank consist primarily of loans and investment securities.  However, it also owns the real estate and improvements thereon from which it conducts its banking operations.  Those locations are more particularly described as follows:

4806 N. Henry Boulevard, Stockbridge, Georgia.  This location houses the Bank’s main office, a two-story building containing 20,800 square feet constructed in 1965.  The location is a full service bank facility including a standalone ATM machine and four-lane drive-thru service located in the adjacent operations center facility.

4800 N. Henry Boulevard, Stockbridge, Georgia.  This location houses the operations center for the Bank and includes a four-lane drive-thru service.  It is a single story building constructed in 1999, consisting of 20,622 square feet.

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

Stock Price and Dividends

There is no established public trading market for the Company’s common stock.  It is not traded on an exchange or in the over-the-counter market.  There is no assurance that an active market will develop for the Company’s common stock in the future.  Therefore, management of the Company is furnished with only limited information concerning trades of the Company’ common stock.  There were no shares traded in 2010.  The following table sets forth for each quarter during 2009 the number of shares traded and the high and low per share sales prices to the extent known to management.

	Shares	Sales Price Per Share
2009	Traded	High	Low

First Quarter	850	$12.00	$12.00
Second Quarter	-	$-	$-
Third Quarter	15,110	undisclosed	undisclosed
Fourth Quarter	1,102	$8.00	$8.00

The Company has historically paid dividends on an annual basis.  Any declaration and payment of dividends will be based on the Company’s earnings, economic conditions, and the evaluation by the Board of Directors of other relevant factors.  The Company’s ability to pay dividends is dependent on cash dividends paid to it by the Bank.  In addition, because of the Order and Resolution, we are not permitted to declare or pay any dividend without the prior written approval of the FRB and our Supervisory Authorities.  As a result, we currently cannot declare a dividend on our common shares.  We do not expect to be granted a waiver or be released from this restriction until our financial performance and capital ratios improve significantly.  Assuming our Supervisory Authorities permit us to pay dividends in the future, our ability to pay dividends will be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.  The following table sets forth cash dividends which have been declared and paid by the Company since January 1, 2008.  There were no cash dividends paid in 2009 and 2010.

Cash Dividends Declared Per Share

	2010	2009	2008

First Quarter	$-	$-	$0.06

Second Quarter	$-	$-	$0.06

Third Quarter	$-	$-	$0.03

Fourth Quarter	$-	$-	$-

Total	$-	$-	$0.15

As of March 1, 2011, 14,245,690 shares of common stock were outstanding and held of record by approximately 550 persons (not including the number of persons or entities holding stock in nominee or street name through various brokerage houses).

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

Issuer Purchases of Equity Securities

The Company did not purchase any of its common stock during the years  ended December 31, 2010 and 2009.

ITEM 6.	SELECTED FINANCIAL DATA

For the years ended December 31,

(in thousands, except per share and other data)	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS
Interest income	$19,994	$21,349	$35,784	$52,357	$48,311
Interest expense	9,960	14,752	19,628	26,307	20,498
Net interest income	10,034	6,597	16,156	26,050	27,813
Provision for loan losses	1,169	39,168	24,286	2,959	477
Other income	3,888	2,595	2,681	2,972	3,296
Other expenses	19,233	17,785	15,470	12,519	10,614
Earnings (loss) before income taxes	(6,480)	(47,761)	(20,919)	13,544	20,018
Income tax expense (benefit)	229	(11,109)	(6,572)	4,835	7,609
Net earnings (losses)	$(6,709)	$(36,652)	$(14,347)	$8,709	$12,409
PERFORMANCE MEASURES
Per common share:
Earnings (loss) per share	$(0.47)	$(2.57)	$(1.01)	$0.61	$0.87
Cash dividends per share	-	-	0.15	0.28	0.31
Book value	1.07	1.64	4.17	5.30	4.97
Profitability ratios:
Return on average equity	-28.75%	-69.47%	-19.33%	11.53%	18.24%
Return on average assets	-1.15%	-5.51%	-2.06%	1.19%	1.84%
Net interest margin	2.00%	1.07%	2.47%	3.64%	4.31%
Efficiency ratio	138.15%	190.78%	82.13%	43.14%	34.12%
Liquidity ratios:
Total loans to total deposits	69.81%	74.20%	90.37%	90.98%	94.41%
Average loans to average earning assets	82.05%	82.25%	85.32%	80.95%	85.05%
Noninterest-bearing deposits to total deposits	11.02%	10.21%	11.55%	11.41%	13.03%
Capital ratios:
Leverage	2.68%	3.38%	8.43%	9.89%	9.85%
Risk-based capital
Tier 1	3.14%	4.30%	10.32%	12.13%	11.90%
Total	4.39%	5.55%	11.59%	13.37%	12.77%
ASSET QUALITY
Non-performing loans	$88,482	$102,029	$97,870	$37,458	$1,417
Foreclosed properties	79,451	49,732	18,398	10,374	1,411
Total non-performing assets (NPAs)	167,933	151,761	116,268	47,832	2,828
Allowance for loan losses	10,824	13,324	17,730	7,657	5,230
Net charge-offs	3,669	43,574	14,213	532	219
Allowance for loan losses to loans	2.85%	3.06%	3.32%	1.34%	0.93%
Net charge-offs to average loans	0.89%	8.61%	2.55%	0.09%	0.04%
NPAs to loans and foreclosed properties	36.53%	31.32%	21.06%	7.44%	0.32%
NPAs to total assets	29.78%	24.69%	17.73%	6.00%	0.26%
AVERAGE BALANCES
Loans	$411,824	$505,927	$557,646	$562,478	$548,046
Investment securities	59,168	70,464	82,936	109,244	80,589
Earning assets	501,895	615,145	653,563	694,835	644,354
Total assets	584,101	664,846	695,704	731,474	676,069
Deposits	556,774	608,790	608,904	631,130	580,564
Stockholders’ equity	23,333	52,759	74,220	75,534	68,038
Weighted average shares	14,245,690	14,245,690	14,245,715	14,314,171	14,303,517
AT YEAR END
Loans	$380,242	$434,891	$533,608	$569,388	$561,646
Investment securities	67,590	72,872	63,817	91,882	88,708
Total assets	563,879	614,648	655,877	718,996	694,311
Deposits	544,663	586,101	590,476	625,851	594,873
Stockholders’ equity	15,281	23,327	59,343	75,534	71,198
Common shares outstanding	14,245,690	14,245,690	14,245,690	14,250,190	14,321,468

SELECTED FINANCIAL DATA, continued

	2010				2009
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except per share and other data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
SUMMARY OF OPERATIONS
Interest income	$4,405	$4,670	$5,237	$5,682	$5,009	$5,796	$3,946	$6,597
Interest expense	2,251	2,365	2,484	2,860	3,357	3,741	3,804	3,850
Net interest income	2,154	2,305	2,753	2,822	1,652	2,055	142	2,747
Provision for loan losses	690	1,175	2,180	(2,876)	24,850	378	12,340	1,600
Other income	677	790	952	1,469	724	832	706	608
Other expenses	4,908	4,257	7,070	2,998	5,516	3,552	4,859	4,132
Earnings (loss) before income taxes	(2,767)	(2,337)	(5,545)	4,169	(27,990)	(1,043)	(16,351)	(2,377)
Income tax expense (benefit)	229	-	-	-	(11,109)	-	-	-
Net earnings (losses)	$(2,996)	$(2,337)	$(5,545)	$4,169	$(16,881)	$(1,043)	$(16,351)	$(2,377)

Weighted average shares	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690

PERFORMANCE MEASURES
Per common share:
Earnings (loss) per share	$(0.21)	$(0.16)	$(0.39)	$0.29	$(1.18)	$(0.07)	$(1.15)	$(0.17)
Cash dividends per share	-	-	-	-	-	-	-	-

Profitability ratios:
Return on average equity	-64.00%	-43.28%	-82.56%	63.53%	-214.00%	-10.41%	-134.18%	-16.33%
Return on average assets	-2.12%	-1.62%	-3.77%	2.75%	-10.66%	-0.63%	-9.75%	-1.44%
Net interest margin	1.80%	1.95%	2.17%	2.16%	1.19%	1.37%	0.09%	1.82%
Efficiency ratio	173.37%	137.54%	190.82%	69.87%	232.15%	123.03%	573.00%	123.16%
Loan Quality Indicators
Net charge-offs (recoveries)	2,305	166	4,485	(3,287)	26,096	978	15,166	1,334
Net charge-offs (recoveries) to average loans	0.59%	0.04%	1.08%	-0.76%	5.52%	0.20%	2.91%	0.25%

AVERAGE BALANCES
Loans	$390,775	$408,363	$416,877	$431,729	$472,626	$495,245	$521,762	$533,253
Investment securities	61,194	61,486	51,751	57,810	72,815	72,800	72,149	67,636
Earning assets	477,521	473,842	507,255	523,121	554,631	599,576	610,330	602,499
Total assets	566,179	575,419	589,063	606,236	633,543	663,058	670,680	661,780
Deposits	543,740	549,946	558,710	575,076	597,216	617,906	616,607	598,104
Stockholders’ equity	18,724	21,598	26,864	26,247	31,553	40,094	48,745	58,212

AT QUARTER END
Loans	$380,242	$406,731	$408,207	$418,384	$434,891	$482,784	$496,473	$530,510
Investment securities	67,590	65,108	56,845	53,565	72,872	72,757	72,843	71,454
Total assets	563,879	563,557	580,294	600,269	614,648	652,438	673,678	667,682
Deposits	544,663	541,203	554,283	569,457	586,101	608,331	627,481	605,732
Stockholders’ equity	15,281	19,231	21,263	26,619	23,327	39,779	40,409	57,080
Common shares outstanding	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690
Book value	1.07	1.35	1.49	1.87	1.64	2.79	2.84	4.01

Liquidity ratios:
Total loans to total deposits	69.81%	75.15%	73.65%	73.47%	74.20%	79.36%	79.12%	87.58%
Average loans to average earning assets	81.83%	86.18%	82.18%	82.53%	85.21%	82.60%	85.49%	88.51%
Noninterest-bearing deposits to total deposits	11.02%	12.64%	12.93%	10.51%	10.21%	11.14%	10.89%	11.22%
Capital ratios:
Leverage	2.68%	3.16%	3.48%	4.30%	3.38%	5.79%	5.92%	8.61%
Risk-based capital
Tier 1	3.14%	3.73%	4.19%	5.15%	4.30%	7.42%	7.40%	10.20%
Total	4.39%	4.99%	5.45%	6.42%	5.55%	8.69%	8.67%	11.47%
ASSET QUALITY
Non-performing loans	$88,482	$106,678	$92,435	$83,580	$102,029	$94,025	$107,334	$87,425
Foreclosed properties	79,451	62,493	65,336	64,469	49,732	35,903	28,037	17,238
Total non-performing assets (NPAs)	167,933	169,171	157,771	148,049	151,761	129,928	135,371	104,663
Allowance for loan losses	10,824	12,439	11,430	13,735	13,324	14,571	15,171	17,997
Allowance for loan losses to loans	2.85%	3.06%	2.80%	3.28%	3.06%	3.02%	3.06%	3.39%
NPAs to loans and foreclosed properties	36.53%	36.05%	33.32%	30.66%	31.32%	25.05%	25.81%	19.11%
NPAs to total assets	29.78%	30.02%	27.19%	24.66%	24.69%	19.91%	20.09%	15.68%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion is intended to provide insight into the financial condition and results of operations of the Company and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

Since mid-2007, and continuing through 2010, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  Although the economic crisis was initially triggered by declines in home prices and the values of subprime mortgages, it soon spread to all residential construction and residential mortgages as property prices declined rapidly.  The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity.  The magnitude of these declines led to a crisis of confidence in the financial sector because of concerns about the capital base and viability of certain financial institutions.  During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers.  Unemployment has also increased significantly.

These events created serious concerns about the safety and soundness of the entire financial services industry.  The recently enacted Emergency Economic Stabilization Act (“EESA”) of 2008 was signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally.  Pursuant to EESA, The United States Department of the Treasury (“Treasury”) has the authority under the Troubled Asset Relief Program (“TARP) to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Treasury announced the Capital Purchase Program under TARP pursuant to which it has purchased and will continue to purchase senior preferred stock in participating financial institutions.  These actions have been followed by numerous other actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the Federal Deposit Insurance Corporation, the SEC and others to address the current crisis, including the implementation of the American Recovery and Reinvestment Act of 2009.

The South Metropolitan Atlanta area and especially the Henry County economy has deteriorated along with the national economy due to depressed housing sales and real estate values as well as significant local job losses due to reductions in construction and land development activity.  The downturn experienced in our market area has been greater than that nationally because of the area’s significant dependence on the housing industry to drive the local economy.  Although housing permits in 2010 showed a slight increase (11 permits or 1.4%) over 2009 levels, the 805 permits for 2010 represent only 6.4% of the total housing permits in 2006.  The chart below shows the significant decline in housing permits for Henry and surrounding counties for the years 2006 through 2010.

	Total Number of Housing Permits By County

	2010	2009	2008	2007	2006
Henry	270	257	895	1,960	3,076
Clayton	109	94	395	1,144	2,075
Dekalb	336	321	3,370	4,445	4,791
Newton	54	55	183	901	1,654
Rockdale	36	67	154	569	1,009
Total	805	794	4,997	9,019	12,605

The economic challenges resulted in the Company reporting a net loss of $6.7 million or $.47 per share compared to a net loss of $36.7 million or $2.57 per share in 2009 and a net loss of $14.3 million or $1.01 per share in 2008.  The decrease in the 2010 net loss reflects an improved net interest margin primarily resulting from lower funding costs, lower provision for loan losses (reflecting reduced net charge-offs), improvement in service charge income and a decline in controllable operating expenses (salaries and employee benefits, occupancy and equipment expenses and other operating expenses).  The decline in controllable operating expenses however, was more than offset by increases in net foreclosed properties expenses and FDIC and regulatory expenses.

With lethargic economic activity, interest rates at historically low levels for the third consecutive year, and the number of failed banks increasing, the need and competition for funding has declined significantly resulting in a rationalization between local and national pricing for deposits.  For all these reasons, we have been reducing rates we pay on deposit products resulting in a reduction of the cost of interest bearing liabilities to 2.03% for 2010 compared to 2.71% and 3.60% for 2009 and 2008, respectively.  Yields on earning assets increased for 2010 to 3.98% compared to 3.47% in 2009 and 5.48% in 2008.  Net charge-offs declined to $3.7 million in 2010 compared to $43.6 million and $14.2 million in 2009 and 2008, respectively.  The reduction in net charge-offs translated to a lower provision charged to operating expenses in 2010 of $1.2 million compared to provisions of $39.2 million and $24.3 million for 2009 and 2008, respectively.  Even though the provision for loan losses declined in 2010, we experienced a significant increase in costs relating to foreclosed properties.  Operating expenses on foreclosed properties, net of rental income totaled $3.3 million in 2010 compared to $1.4 million and $324,000 in 2009 and 2008, respectively.  The primary reason for the increase in operating expenses on foreclosed properties was the payment of property taxes on foreclosed properties and non-performing loans.  In addition to foreclosed properties operating expenses, during 2010 we recognized $4.3 million in impairment charges related to recording foreclosed properties at fair value compared to $2.6 million and $2.9 million for 2009 and 2008 respectively.  In addition to impairment losses, we recognized losses on the sale of foreclosed properties of $222,000 in 2010 compared to $1.2 million in 2009 and $324,000 in 2008.

Loans declined by $54.6 million or 12.6% during 2010 and totaled $380.2 million at December 31, 2010.  Loans moved to foreclosed properties and other assets of $42.9 million offset by internally financed sales of foreclosed properties totaling $4.1 million were the major contributors to the decline.  The allowance for loan losses amounted to $10.8 million at December 31, 2010 or 2.85% of loans compared to $13.3 million or 3.06% at December 31, 2009.  The reduction in the allowance for loan losses as a percentage of loans is reflective of the reduction in nonperforming loans during 2010.  Nonperforming loans totaled $88.5 million or 23.27% of total loans compared to $102.0 million or 23.46% of total loans at December 31, 2010 and 2009, respectively.  The movement from loans to foreclosed properties caused foreclosed properties to increase from $49.7 million at December 31, 2009 to $79.5 million at December 31, 2010.  Total nonperforming assets were $167.9 million or 29.78% of total assets compared to $151.8 million or 24.69% of total assets at December 31, 2010 and 2009, respectively.  Even though non-performing assets increased, we continue with aggressive efforts to collect nonperforming loans while making every attempt to sell foreclosed properties.  Due to the depressed real estate markets in which we operate, certain types of properties, especially unimproved real estate, are very difficult to sell at any price.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  Our significant accounting policies are described in the notes to the consolidated financial statements.  Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these critical accounting policies.  The estimates and assumptions used are based on historical experience and other factors that management believes to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

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

The allowance for loan losses consists of specific and general components.  The specific component of the allowance for loan losses reflects expected losses resulting from analyses developed through evaluations of individual impaired or potential impaired loans.  The specific credit allocations are based on regular analyses of loan relationships typically in excess of $500,000 but may include a review of other loan relationships on which full collection may not be reasonably assumed.  These analyses involve judgment in estimating the amount of loss associated with the specific loans, including estimating the underlying collateral values.  The general component of the allowance for loan losses is based on historical loss experience for each loan category.  The historical loss experience used in determining general allocations is determined using the average of actual losses incurred over the most recent eighteen months for each type of loan.  The historical loss experience is adjusted for the loan grade and known changes in economic conditions as well as other qualitative factors. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans that have been specifically reviewed from each category.

Although management believes its processes for determining the allowance adequately consider all the factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  In addition, there could be potential problem loans in the portfolio that have not been identified as problems because they continue to perform as set forth in the loan agreements.  Continued weaknesses in our market area could cause currently performing credits to deteriorate.  To the extent actual outcomes differ from management estimates, additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods.

Additional information on the Company’s loan portfolio and allowance for loan losses can be found in the sections of Management’s Discussion and Analysis titled “Risk Elements” and “Allowance for Loan Losses” and in the Consolidated Financial Statements and accompanying notes.

Fair Value Measurements.  The Company’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  See Note 15 “Fair Value of Assets and Liabilities” to the consolidated financial statements included elsewhere herein for additional disclosures regarding the fair value of our assets and liabilities.

When a loan is considered impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets that are not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined. Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment. Management uses independent appraisals and internal evaluations, adjusted accordingly to take into consideration various economic factors, in determining fair value.   Although management believes its processes for determining the value of these assets are appropriate and allow the Company to arrive at an appropriate fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.

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

The net interest margin increased from 1.07% in 2009 to 2.00% in 2010.  The primary reason for the increase was a decline in the cost of interest-bearing liabilities.  For 2010, the cost of interest-bearing liabilities was 2.03%, compared to a cost of 2.71% for the same period in 2009, a decrease of 68 basis points.  The decline in the cost of interest bearing liabilities is reflective of the overall decline in interest rates and the decline in funding needs of the Bank due to a weak economy and decreased loan demand.  The decline in funding needs has allowed the Bank to not renew higher cost, non customer related deposits, which has helped reduce the overall cost of interest bearing liabilities and reduce the overall balance sheet.

The average yield on interest earning assets was 3.98% for 2010 and 3.47% for 2009.  Average yields on loans were 4.34 % and 3.67% for 2010 and 2009, respectively.  The impact of non recurring interest adjustments from loans placed on nonaccrual status and the collection of interest on nonaccrual loans impacted the yields in both periods.  During 2010 some customers cured defaults that brought their loans current.  These amounts were partially offset by interest reversed on loans placed on nonaccrual.  In addition, an unrecorded 2009 advance on a line of credit for payment of interest was collected through foreclosure in 2010.  The following chart shows the impact of these non recurring interest adjustments on the yield on earning assets and the net interest margin for 2010 and 2009.

	For the years ended December 31,
	2010			2009
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Amounts reflected in financial statements	$501,895	$19,994	3.98%	$615,145	$21,349	3.47%

Effect of non accrual interest (collected) reversed		(169)			1,856
Effect of interest advance (collected) reversed		(691)			1,472
Total adjustments		(860)			3,328

Amounts excluding the effect of nonaccrual interest income/reversals	$501,895	$19,134	3.81%	$615,145	$24,677	4.01%
Adjusted net interest revenue		$9,174			$9,925
Adjusted net interest margin			1.83%			1.61%

Net interest income totaled $6.6 million in 2009, a decrease of $9.6 million, or 59% from the level recorded in 2008.  The net interest margin on average interest-earning assets decreased to 1.07% in 2009 from 2.47% in 2008.

Table 1-Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(amounts in thousands)
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)	$411,824	$17,892	4.34%	$505,927	$18,587	3.67%	$557,646	$31,538	5.66%
Taxable securities (2)	54,777	1,832	3.34%	64,522	2,370	3.67%	72,698	3,641	5.01%
Tax-exempt securities (2)(4)	4,391	156	3.55%	5,942	300	5.05%	10,238	355	3.47%
Overnight investments and other interest-earning assets	30,903	114	0.37%	38,754	92	0.24%	12,981	250	1.93%
Total interest-earning assets	501,895	19,994	3.98%	615,145	21,349	3.47%	653,563	35,784	5.48%
Non-interest-earning assets:
Allowance for loan losses	(13,891)			(13,980)			(10,181)
Cash and due from banks	10,751			13,582			14,633
Other assets (3)	85,346			50,099			37,689
Total assets	$584,101			$664,846			$695,704

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$57,490	$211	0.37%	$57,918	$285	0.49%	$61,628	$548	0.89%
Money market	36,773	220	0.60%	41,288	259	0.63%	57,834	786	1.36%
Savings	31,914	157	0.49%	31,290	184	0.59%	29,986	381	1.27%
Time deposits less than $100,000	198,041	4,776	2.41%	216,486	7,150	3.30%	232,408	9,598	4.13%
Time deposits greater than $100,000	122,092	3,279	2.69%	132,659	5,019	3.78%	135,377	7,302	5.39%
Brokered deposits	43,676	1,304	2.98%	62,112	1,803	2.90%	21,264	756	3.56%
Total interest-bearing deposits	489,986	9,947	2.03%	541,753	14,700	2.71%	538,497	19,371	3.60%
Other borrowings	710	13	1.83%	1,870	52	2.78%	7,252	257	3.54%
Total interest-bearing liabilities	490,696	9,960	2.03%	543,623	14,752	2.71%	545,749	19,628	3.60%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	66,788			67,037			70,407
Other liabilities	3,284			1,427			5,328
Total liabilities	560,768			612,087			621,484
Stockholders’ equity	23,333			52,759			74,220
Total liabilities and stockholders’ equity	$584,101			$664,846			$695,704
Net interest revenue		$10,034			$6,597			$16,156
Net interest-rate spread			1.95%			0.76%			1.88%
Net interest margin (5)			2.00%			1.07%			2.47%

(1)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(2)	Securities available for sale are shown at amortized cost. Average pretax unrealized gains of $88,000 as of December 31, 2010 and $1,425,000 as of December 31, 2009 are included in other assets.
(3)	Restricted equity securities are shown in other assets
(4)	Interest income on tax-exempt securities is not stated on a tax equivalent basis.
(5)	Net interest margin is not stated on a tax-equivalent basis.

Table 2- Changes in Interest Income and Interest Expense
(in thousands)

	2010 Compared to 2009			2009 Compared to 2008
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$(3,776)	$3,081	$(695)	$(2,711)	$(10,240)	$(12,951)
Taxable securities	(338)	(200)	(538)	(377)	(894)	(1,271)
Tax-exempt securities	(68)	(76)	(144)	(182)	127	(55)
Overnight investments and other interest-earning assets	(21)	43	22	195	(353)	(158)
Total interest-earning assets	(4,203)	2,848	(1,355)	(3,075)	(11,360)	(14,435)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	(2)	(72)	(74)	(31)	(232)	(263)
Money market	(27)	(12)	(39)	(183)	(344)	(527)
Savings	4	(31)	(27)	16	(213)	(197)
Time deposits less than $100,000	(570)	(1,804)	(2,374)	(624)	(1,824)	(2,448)
Time deposits greater than $100,000	(375)	(1,365)	(1,740)	(144)	(2,139)	(2,283)
Brokered deposits	(549)	50	(499)	1,209	(162)	1,047
Total interest-bearing deposits	(1,519)	(3,234)	(4,753)	243	(4,914)	(4,671)
Other borrowings	(25)	(14)	(39)	(159)	(46)	(205)
Total interest-bearing liabilities	(1,544)	(3,248)	(4,792)	84	(4,960)	(4,876)

Increase (decrease) in net interest revenue	$(2,659)	$6,096	$3,437	$(3,159)	$(6,400)	$(9,559)

Provision for Loan Losses

The provision for loan losses amounted to $1.2 million in 2010 compared to $39.2 million and $24.3 million in 2009 and 2008, respectively.  The amounts provided in each year is indicative of our assessment of the inherent risk in the loan portfolio at December 31,  2010, 2009 and 2008 and reflects the impact of the economic slowdown on our loan portfolio.  The allowance for loan losses as a percentage of total loans was 2.85% at December 31, 2010 as compared to 3.06% at December 31, 2009.  The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.  Please see the section titled “Allowance for Loan Losses” for a more detailed explanation of our assessment criteria as it relates to providing for loan losses.

Other Operating Income

Other income, exclusive of  net securities gains of $987,000 was $2.9 million for 2010, compared to $2.9 million, exclusive of securities losses of $275,000, for 2009.   We closed our mortgage banking operation in December, 2009, resulting in a decrease in mortgage banking income of $442,000 for 2010 compared to 2009.  The decline in mortgage banking income was offset by increases in services charges and fees.  Service charges on deposit accounts increased from $1.6 million in 2009 to $1.8 million in 2010,   an increase of  13.42%.    The increase was primarily attributable to having a full year of revenue from the courtesy overdraft protection program in 2010 compared to a partial year in 2009.  Other service charges and fees increased by $258,000, or 31.73% in 2010 compared to 2009.  The increase was centered in one time income of $125,000 relating to the sale of property rights and easements and a $118,000 fair value adjustment on collateral securing a loan when it was transferred to foreclosed properties

Other income, exclusive of securities losses,  was $2.9 million for 2009, an increase of 7.05% compared to 2008.    For the year, service charges on deposit accounts increased by $240,000 or 17.6% over 2008,  primarily attributable to an increase in insufficient funds charges resulting from the introduction of a courtesy overdraft privilege program during the second quarter of 2009.  Mortgage banking income increased by 20.7% to $455,000 as a result of increased origination volume and better margins on mortgages sold.  Mortgage originations increased from $13.9 million in 2008 to $14.3 million for 2009 while income, as a percentage of origination volume, increased by 46 basis points for the same period.

Other Expenses

Other expenses totaled $19.2 million in 2010, an increase of $1.4 million or 8.1% over 2009.  A reduction in workforce, salary freezes,  and the elimination of discretionary employee benefits during the fourth quarter of 2009  resulted in salaries and employee benefits declining $1.4 million or 21.2% in 2010 compared to 2009.  Expense control initiatives, implemented in 2009 were also responsible for the declines in occupancy and equipment expenses and other operating expenses during 2010.  Occupancy and equipment expenses decreased $91,000 or 5.8% during 2010.  Other operating expenses totaled $1.9 million in 2010 compared to $2.5 million in 2009, a decrease of 25.4%.    These savings in controllable operational expenses for 2010 compared to the same period in 2009 were more than offset by the increase in net foreclosed properties expense, which increased by $2.8 million or 25.3%  and FDIC Insurance premiums and other regulatory assessments which increased by $821,000 or 43.5% during 2010 compared to 2009.

Other expenses increased by $2.3 million or 15.0% in 2009 compared to 2008.  Expense control initiatives were responsible for declines in salaries and employee benefits of $686,000 and in occupancy and equipment expenses of $128,000 for 2009 compared to the same period in 2008.  Approximately $325,000 of the decrease in salaries and benefits resulted from the elimination of incentive and profit sharing expense in 2009.  The remainder of the reduction is attributable to reduction in staffing levels through attrition and maintaining salaries and benefits at 2008 levels.  The Bank reduced its workforce by 20 employees in November 2009, resulting in estimated annualized savings of $483,000.  These savings in controllable operational expenses for 2009 compared to the same period in 2008 were more than offset by the increase in net foreclosed properties expense, which increased by $1.6 million, and FDIC Insurance premiums and other regulatory assessments which increased by $1.4 million during 2009 compared to 2008.   Other operating expenses increased by $182,000 in 2009 compared to 2008 as the result of increased legal and appraisal fees of approximately $200,000,  and debit card fraud losses of approximately $100,000.  These increases in other operating expenses were partially offset by operational efficiencies and other cost cutting measures put in place during 2009.

Income Taxes

Income tax expense (benefit) was $229,000 in 2010 compared to ($11.1) million in 2009.  The effective tax rates (as a percentage of earnings (loss) before income taxes) for 2010 and 2009 were approximately 4% and (23%), respectively.  The effective tax rates were different from the statutory tax rates primarily due to valuation allowances recorded against deferred tax assets in the amount of $2.6 million for 2010 and $7.6 million for 2009.  The income tax expense of $229,000 represents a revision of the amount of refund recorded in 2009.

Income tax benefits totaled $11.1 million in 2009 as compared to $6.6 million in 2008.  The effective tax rates (as a percentage of earnings (loss) before income taxes) for 2009 and 2008 were approximately (23%) and (31%), respectively.  The effective tax rates were different from the statutory tax rates primarily due to valuation allowances recorded against deferred tax assets in the amount of $7.6 million for 2009 and $2.0 million for 2008.

Balance Sheet Review

Total assets at December 31, 2010 were $563.9 million, a decrease of $50.7 million, or 8.3% from December 31, 2009.

Loans

At December 31, 2010, gross loans totaled $380.2 million, a decrease of $54.7 million, or 12.6% from 2009.  The decrease is primarily due to transfer of approximately $41.1 million in loans to foreclosed properties and receivables, less foreclosed properties  financed in the amount of $4.1 million, plus loans charged off, which totaled $8.0  million.   The remaining decrease in outstanding loans is a result of normal pay down activity as we have experienced a continued slowing of new loan production during 2010.

The following table presents a composition of the Company’s loan portfolio for the past five years, based on the collateral classification of each loan.  The residential real estate  classification has been used to further identify the loans secured by one to four family residential properties.  The residential real estate category also includes speculative construction loans on residential properties that are completed but not sold.

Table-3 Loans
As of December 31,
(in thousands)	2010	2009	2008	2007	2006

Commercial	$4,162	6,430	9,038	8,649	11,938
Commercial real estate
Land, development and construction	130,539	179,547	264,236	320,485	309,998
Other	106,152	111,939	106,064	114,774	113,466
Churches	79,706	80,964	79,302	67,925	68,449
Residential real estate	48,741	43,654	60,304	40,044	36,113
Consumer	10,955	12,392	14,733	17,553	21,812
Total	380,255	434,926	533,677	569,430	561,776

Deferred loan fees	(13)	(35)	(69)	(43)	(130)
Allowance for loan losses	(10,824)	(13,324)	(17,730)	(7,657)	(5,230)
Loans, net	$369,418	$421,567	$515,878	$561,730	$556,416

The following shows loan portfolio maturities as of December 31, 2010.

					Rate Structure for Loans
Table-4 Loan Maturities	Maturity				Maturing over One Year
As of December 31, 2010	One Year	One through	Over Five		Fixed	Floating
(in thousands)	or Less	Five Years	Years	Total	Rate	Rate

Commercial	$3,466	$696	$-	$4,162	$696	$-
Commercial real estate:
Land, development and construction	92,251	35,544	2,744	130,539	17,736	20,553
Other	63,774	39,929	2,436	106,139	34,646	7,719
Churches	30,745	41,411	7,550	79,706	44,167	4,794
Residential real estate	27,141	13,329	8,271	48,741	14,610	6,991
Consumer	4,906	5,993	56	10,955	6,037	12
Total	$222,283	$136,902	$21,057	$380,242	$117,892	$40,069

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

We establish the specific amount by examining significant impaired loans.  Under generally accepted accounting principles, we may measure the loss either by (1) the observable market price of the loan; or (2) the present value of expected future cash flows discounted at the loan’s effective interest rate; or (3) the fair value of the collateral if the loan is collateral dependent.  Because the significant majority of our impaired loans are collateral dependent, nearly all of our specific allowances are determined based on the fair value of the collateral.  As of December 31, 2010, impaired loans with unpaid principal balances of $148.6 million were written down by $24.3 million to a net realizable value of $124.3 million, of which $33.7 million have additional specific loss allocations of $5.8 million recorded.  In addition,   as of December 31, 2009, our impaired loans totaled $114.7 million of which $20.3 million had specific loss allocations of $5.3 million recorded.

The general portion of the allowance for loan losses is based on historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur.  Due to the imprecise nature of the allowance estimation process and the effects of changing conditions, all risk attributes may not be adequately captured in the data related to the formula-based loan loss components used to determine the general allowance in the Company’s analysis of the adequacy of the allowance for loan losses.

Table 5 - Allocation of Allowance for Loan Losses
As of December 31,
(amounts in thousands)

	2010		2009		2008		2007		2006
	Amount	Percent*	Amount	Percent*	Amount	Percent*	Amount	Percent*	Amount	Percent*

Commercial	15	1.09	$53	1.48	$62	1.69	$637	1.52	$499	2.13
Commercial real estate:
Land, development and construction	8,183	34.33	10,748	41.28	15,051	49.52	5,625	56.28	2,911	55.18
Other	793	27.92	980	25.74	2,549	19.87	1,310	20.16	1,570	20.20
Churches	492	20.96	600	18.62	-	14.86	-	11.93	-	12.18
Residential real estate	462	12.82	850	10.04	-	11.30	-	7.03	-	6.43
Consumer	107	2.88	80	2.84	68	2.76	85	3.08	250	3.88
Unallocated	772	-	13	-	-	-	-	-	-	-
	$10,824	100.00	$13,324	100.00	$17,730	100.00	$7,657	100.00	$5,230	100.00

*	Loan balance in each category expressed as a percentage of total loans.

For years prior to 2009, the Company did not allocate general allowances specific to residential real estate and church loans.  For the years 2006 through 2008, the allowance for loan loss allocation for residential real estate was included in the land, development, and construction allocation and the allowance allocation for churches was included in the other allocation.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 6-Allowance for Loan Losses
Years ended December 31,
(in thousands)

	2010	2009	2008	2007	2006

Allowance at beginning of the year	$13,324	$17,730	$7,657	$5,230	$4,972

Loans charged off:
Real estate	(7,954)	(43,519)	(14,039)	(466)	(5)
Commercial	(35)	(23)	(128)	(33)	(148)
Consumer	(55)	(155)	(53)	(51)	(88)
	(8,044)	(43,697)	(14,220)	(550)	(241)
Recoveries:
Real estate	4,356	85	4	1	-
Commercial	-	22	1	1	-
Consumer	19	16	2	16	22
	4,375	123	7	18	22

Net (charge-offs)	(3,669)	(43,574)	(14,213)	(532)	(219)

Provision for loan losses	1,169	39,168	24,286	2,959	477

Balance at end of the year	$10,824	$13,324	$17,730	$7,657	$5,230

Total loans:
At year end	$380,242	$434,891	$533,608	$569,388	$561,646
Average	411,824	505,927	557,646	562,478	548,046

Allowance as percentage of year end loans	2.85%	3.06%	3.32%	1.34%	0.93%

As a percentage of average loans:
Net charge-offs	0.89%	8.61%	2.55%	0.09%	0.04%
Provision for loan losses	0.28%	7.74%	4.36%	0.53%	0.09%

Management sets the provision for loan losses based upon their judgment of the amount necessary to maintain the allowance for loan losses at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date.  The amount each year is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  Management performs an evaluation of these factors quarterly through an analysis of the appropriateness of the allowance for loan losses.  We have lowered our expectation of future charge-offs compared to recent experience leading to decreases in the provision and the allowance for loan losses compared to a year ago.  We reached this conclusion because of  continued reduction in loans outstanding, stabilization of real estate values securing loans, a slowing in the number of new problem credits, lower net charge-offs, and a decrease in nonperforming loans.

Management believes that the allowance for loan losses at December 31, 2010 reflects the losses inherent in the loan portfolio.  Our assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

Our bank is located in what has historically been one of the fastest growing areas of the United States, south Metro Atlanta.  A large number of loans were to developers and contractors to purchase land, develop subdivisions and build houses to meet the growing population.  The continued lethargic economy continues to impact many of our borrowing customers causing stress in our portfolio and increasing our nonperforming loans.  The economic challenges we face also impacts our ability to sell foreclosed properties at an acceptable price. Our nonperforming assets, which include nonperforming loans and foreclosed properties,  increased by 10.7% at December 31, 2010 compared to the same date in 2009.  Total nonperforming assets amounted to $167.9 and $151.8 million at December 31, 2010 and 2009, respectively.

The majority of our nonperforming assets continue to be centered in commercial real estate, which is composed of land, development and construction loans, owner and nonowner occupied income producing loans and loans to churches.  Total nonperforming commercial real estate assets totaled $150 million at December 31, 2010 compared to $132 million at December 31, 2009, an increase of 13.3%.  The largest nonperforming commercial real estate category was land, development and construction, which represented $120 million and $110 million of the total commercial real estate nonperforming assets at December 31, 2010 and 2009, respectively.  The increases in this category of nonperforming assets are indicative of the continued economic stresses in our market area.  The following table summarizes our nonperforming assets by category.

Table 7-Nonperforming Assets by Type
As of December 31,
(in thousands)

	2010			2009
	Non-			Non-
	Performing	Foreclosed		Performing	Foreclosed
	Loans	Properties	Total	Loans	Properties	Total

Commercial	2,311	-	2,311	1,001	-	1,001
Commercial real estate						-
Land, development and construction	60,491	59,512	120,003	77,388	32,931	110,319
Other	20,646	8,640	29,286	16,419	4,612	21,031
Churches	754	-	754	1,030	-	1,030
Residential real estate	4,162	11,299	15,461	6,133	12,189	18,322
Consumer	118	-	118	58	-	58
Total	$88,482	$79,451	$167,933	$102,029	$49,732	$151,761

Nonperforming loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $88.5 million at December 31, 2010 compared to $102.0 million at December 31 2009.  At December 31, 2010 and 2009, the ratio of non-performing loans to total loans was 23.27% compared to 23.46%, respectively.  The following table shows the trend of nonperforming assets for the past five years.

Table 8 Nonperforming Asset Trends
As of December 31,
(in thousands)

	2010	2009	2008	2007	2006

Nonperforming loans (NPLs)	$87,437	$101,558	$77,804	$32,744	$416

Loans past due 90 days or more and still accruing	1,045	471	20,066	4,714	1,001

Total nonperforming loans	$88,482	$102,029	$97,870	$37,458	$1,417

Foreclosed properties	79,451	49,732	18,398	10,374	1,411

Total nonperforming assets (NPAs)	$167,933	$151,761	$116,268	$47,832	$2,828

NPLs as a percentage of total loans	23.27%	23.46%	18.34%	6.58%	0.25%
NPAs as a percentage of loans and foreclosed properties	36.53%	31.32%	21.06%	8.25%	0.50%
NPAs as a percentage of total assets	29.78%	24.69%	17.73%	6.65%	0.41%

In addition to these amounts, the Company had troubled debt restructurings that were performing in accordance with their modified terms of $1,825,000 in land, development and construction loans, and $1,279,000 in other commercial real estate loans at December 31, 2010.

The Company’s policy is to place loans on non-accrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not both well secured and in the process of collection.   When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest revenue.  Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established through an impairment charge to foreclosed property.

The following tables summarize the activity with our foreclosed properties at December 31, 2010 and 2009.

Table 9- Foreclosed Properties Activity Years ended December 31, (amounts in thousands)

	2010	2009

Balance, beginning of year	$49,732	$18,398
Loans transferred to foreclosed properties	41,149	43,466
Capitalized costs to properties	474	249
Cash sales proceeds	(3,277)	(8,360)
Financed sales	(4,056)	(248)
Loss on sale of properties	(222)	(1,219)
Impairment losses	(4,349)	(2,554)
Balance, end of year	$79,451	$49,732

For the year ended December 31, 2010, and 2009, the Company transferred $41.1 million and $43.5 million respectively, of loans into foreclosed property.  In addition, we paid additional costs to improve foreclosed properties we owned in the amounts of $474,000 for 2010 and $249,000 for 2009.

When we sell foreclosed property, we recognize a gain or loss on the sale for the difference between the sales proceeds and the carrying amount of the property.  Sales of foreclosed properties totaled $7.3 million and $8.6 million for 2010 and 2009, respectively.  Included in 2010 and 2009 sales were $4.1 million and $248,000 respectively, in sales financed by the Company.

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

The investment securities portfolio primarily consists of U.S. Government sponsored agency mortgage-backed securities, U.S. Government agency securities and municipal securities.  Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security may prepay without prepayment penalties.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining interest rate environment, the Company may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.  In a rising rate environment, the opposite, referred to as extension risk, occurs.  Prepayments tend to slow and the weighted average life extends which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of an asset that yields a below-market rate for a longer period.  The following table shows the carrying value of the Company’s securities.

Table-10 Carrying Value of Invesment Securities
As of December 31,
(in thousands)

	2010	2009	2008

Government sponsored agencies	$8,257	$29,689	$26,063
Mortgage-backed securities	35,752	31,943	28,272
State and municipal securities	23,581	11,240	9,482
	67,590	72,872	63,817
Equity securities	1,194	1,266	1,643
	$68,784	$74,138	$65,460

Even though securities available for sale decreased by $5.0 million from the end of 2009,  securities available for sale, expressed as a percentage of total assets,  increased slightly to 11.9% at December 31, 2010, from 11.7% at December 31, 2009.  We were able to use the cash generated from the decline in loans and the early redemption and planned maturities of our investment portfolio to meet the funding of our deposit and other borrowings maturities, while maintaining our investment portfolio in the same relative position to our total assets as at the end of 2009.  We took advantage of an increase in the slope of the yield curve to purchase longer-term taxable municipals and mortgage-backed securities to improve our overall portfolio yield.  The purchase of the longer-term securities increased the effective duration of the available for sale portfolio to 3.65 years at December 31, 2010 compared to 2.49 years at December 31, 2009.  The following table presents the contractual maturity of investment debt securities by maturity date and average yields based on amortized cost.  The composition and maturity/repricing distribution of the debt securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 11 - Expected Maturity of Investment Securities
As of December 31, 2010
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total

Government sponsored agencies	$-	$-	$7,966	$291	$8,257
Mortgage backed securities	1	362	2,984	32,405	35,752
State and municipal securities	2,428	4,561	6,524	10,068	23,581
Total securities	$2,429	$4,923	$17,474	$42,764	$67,590

Weighted average yield (1)	3.35%	3.42%	3.48%	2.58%	2.90%

(1) Based on amortized cost, not stated on a tax equivalent basis

At December 31, 2010, the Company had 53% of its total investment securities portfolio in mortgage-backed securities, compared with 44% at December 31, 2009.  See Note 3 to the Consolidated Financial Statements for further discussion of the investment portfolio and related fair value.

Deposits

Total average deposits were $557 million and $609 million for 2010 and 2009, respectively.  When considering average brokered deposits of $43.7 million in 2010 and $62.1 million in 2009, total average core and other deposits declined by $33.6 million or 6.15% from 2009 to 2010.  Although  deposits were down in all categories, the majority of the decline was centered in money market accounts and time deposits less than $100,000 as we  continued lowering deposit rates to reflect slowing demand on the asset side of the balance sheet, resulting in some customers moving funds to higher yielding investments.   With diminished loan demand, we have sufficient liquidity to fund our balance sheet without relying on funding other than customer deposits.  Because we are not well-capitalized under prompt corrective action, we are unable to renew exising brokered certificates.  We do not plan on increasing our brokered certificates in the near future and have sufficient liquidity to pay off the brokered certificates as they mature.

The following table sets forth the scheduled maturities of time deposits and brokered time deposits.

Table 12 - Maturities of Time Deposits
As of December 31, 2010
(in thousands)

	Six Months	Six Months	One Year	Five Years
	or Less	to One Year	to Five Years	or Greater	Total

Time deposits less than $100,000	$72,042	$63,625	$62,367	$-	$198,034
Times deposits greater than $100,000	40,955	34,668	44,779	-	120,402
Brokered deposits	10,098	15,127	15,106	-	40,331
Total	$123,095	$113,420	$122,252	$-	$358,767

Other Funding Sources

The Bank is a shareholder in the Federal Home Loan Bank (“FHLB”) of Atlanta.  Through this affiliation, advances, secured by a portion of our investment portfolio,  totaling $1.2 million were outstanding at December 31, 2009.   These advances were paid in full in April 2010.  The FHLB has issued a letter of credit in the amount of $175,000 to a service provider of the Bank.  This contingent liability is secured by a portion of our investment portfolio.  There is no additional borrowing capacity available to the Bank from the FHLB.

 At December 31, 2010, the Bank had $71.3 million of its loan portfolio pledged to the Federal Reserve Bank of Atlanta to secure discount window capacity of approximately $31 million.

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

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, influenced by interest rates, general economic conditions and competition.  We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

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

At December 31, 2010, we had loan commitments and letters of credit outstanding of $18.4 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As disclosed in the Company’s consolidated statement of cash flows, net cash provided by operating activities was $15.0 million for the year ended December 31, 2010.  The major adjustments to net loss to arrive at cash provided by operating activities were the collection of prior year income taxes paid of $17.2 million plus $4.6 million in noncash expenses of depreciation, provision for loan losses, collection of interest reserve loans, and impairment losses on foreclosed properties.  These adjustments more than offset the uses of cash that included the net loss of $6.7 million and other items of $97,000.  Net cash provided by investing activities of $24.0 million consisted primarily of cash provided from a decrease in the investment portfolio and excess Federal Reserve balances of $7.7 million, a decrease in loans of $13.4 million, $3.3 million from the sale of foreclosed properties, and $104,000 from the sale of premises and equipment.  Additions to foreclosed properties and purchases of premises and equipment of $500,000 offset the cash provided by investing activities.  The $42.1 million of net cash used in financing activities consisted primarily of a net decrease in deposits of $41.4 million and repayments of other borrowings of $681,000.  In the opinion of management, the Company’s liquidity position at December 31, 2010 is sufficient to meet its expected cash flow requirements.

Capital Resources

As a result of examination findings in mid 2009 by the Georgia Department of Banking and Finance, (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”), (collectively, the “Supervisory Authorities”), the Bank’s Directors, on May 14, 2010, entered into a Stipulation and Consent Agreement with the Supervisory Authorities agreeing to the issuance of a Consent Order (the “Order”). Specifically, the Order requires:  increased involvement by the Bank’s Board of Directors; an assessment of current and future management and staffing needs; reductions in adversely classified assets; improvement in the overall quality and management of the loan portfolio;  maintaining an adequate allowance for loan losses; a Tier I leverage capital ratio of not less than 8% and a Total Risk Based capital ratio of not less than 10%; establishment of a plan to maintain adequate liquidity including a prohibition on accepting brokered deposits and a limitation on interest rates paid on all deposits;  prior Supervisory Authority approval to pay cash dividends or Board of Director compensation;  and adoption of an annual strategic plan and budget.  The Order also establishes a framework and timeframes for the Bank reporting on its compliance with the provisions of the Order.  Most of the provisions of the Order were already being addressed by management.  However, there can be no assurance that the Bank will be successful in meeting all of the requirements of the Order.

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

The Supervisory Authorities examined the Bank during June and July 2010 and conducted an onsite visitation during February 2011.  The findings of the Supervisory Authorities are fully reflected in the accompanying financial statements.

The Company is also subject to the terms of a Board Resolution (“Resolution”) between the Company and the Federal Reserve Bank of Atlanta (“FRB”) that generally prohibits our ability to receive dividends from the Bank, or to make dividends or other distributions to our shareholders, or repurchase shares of our common stock without prior regulatory approval.

At December 31, 2010, we were considered significantly undercapitalized under regulatory guidelines.  The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for both the Company and the Bank as of December 31, 2010 are as follows:

	Consolidated	Bank	Well Capitalized Regulatory Requirement

Leverage Capital Ratios	2.68%	2.65%	5.00%

Risk Based Capital Ratios:
Tier 1	3.14%	3.10%	6.00%
Total	4.39%	4.35%	10.00%

Recent  Operating Losses and Impact on Capital

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized at December 31, 2010.  On May 14, 2010, the Bank entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) (collectively, the “Supervisory Authorities”) agreeing to the issuance of a Consent Order (the “Order”).  The Order stipulates, among other conditions, that the Bank reach and maintain a Tier 1 capital ratio equal to or exceeding 8%.  There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities.  Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Actions have been initiated to mitigate lending exposure, strengthen the loan portfolio, and protect the Bank’s collateral interests, as well as to reduce operating costs and provide for positive operating cash flows throughout 2010.   Notwithstanding these efforts, the Bank sustained a loss for 2010 of $6,709,000 primarily resulting from impairment charges and increased operating expenses on foreclosed properties plus additional losses on problem loans resulting primarily from continued declines in value of the underlying real estate securing these problem loans and the payment of property taxes on these problem loans.  In addition, the increase in FDIC Insurance premiums had a significant negative impact on the Company’s operations.

The Capital Committee of the Board of Directors continues to review various alternatives for increasing the Bank’s capital and on January 20, 2011 the Company began a common stock offering through a private placement memorandum to raise a minimum of $50 million and a maximum of $75 million in additional capital with the majority of any capital raised to be contributed to the Bank. However, there can be no assurance that this offering of common stock will be successful.

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

We are exposed only to U.S. dollar interest rate changes and accordingly, we manage exposure by considering the possible changes in the net interest margin.  We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading.  We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities that are commonly pass through securities.  Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks.  Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk”.  The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management.  It is our policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes.  For example, savings and money market rates are more stable than loans tied to a “Prime” rate and thus respond with less volatility to a market rate change.  We use a third party simulation model to monitor changes in net interest income due to changes in market rates.  The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings.  The analysis of impact on net interest margins as well as market value of equity over a twelve-month period is subjected to a 400 basis point increase and decrease in rate.  At December 31, 2010, the model reflects an increase of 27% in net interest income and a 50% increase in economic value of equity for a 400 basis point increase in rates.  Because of the current low levels of interest rates, and the floors we employ on a portion of our loan portfolio, the same model shows a 3% increase in net interest income for a 400 basis point decrease in rates.  The model also shows a 50% decrease in economic value of equity for a 400 basis point decrease in rates.  Our asset liability committee monitors the simulation on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and market value of equity in the projected rate environment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries are included on exhibit 13 of this annual Report on Form 10-K:

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations – Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Loss – Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows – Years Ended December 31, 2010, 2009 and 2008

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

The management of Henry County Bancshares, Inc. and subsidiaries has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting met those criteria and is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on the Company’s  internal controls over its financial reporting pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.

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

(1)
Financial statements:  The consolidated balance sheets of Henry County Bancshares, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, consolidated statements of comprehensive loss, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2010, together with the related notes and the report of Mauldin & Jenkins, LLC, independent registered public accounting firm.

(2)	Financial statement schedules: All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)	Exhibits: A list of the Exhibits as required by Item 601 of Regulation S-K to be filed as part of this Annual Report is shown on the “Exhibit Index” filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Stockbridge, State of Georgia on the 30th day of March 2011.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2011.

/s/ Paul J. Cates, Jr.	/s/ Phillip H. Cook
Paul J. Cates, Jr	Phillip H. Cook
Director	Director

/s/ H. K. Elliott, Jr.	/s/ G. R. Foster, III
H.K. Elliott, Jr.	G. R. Foster, III
Director	Director and Chairman of the Board

/s/ David H. Gill	/s/ Edwin C. Kelley, Jr.
David H. Gill	Edwin C. Kelley, Jr.
President, Chief Executive Officer, Director	Director

/s/ Mary Lynn E. Lambert	/s/ Ronald M. Turpin
Mary Lynn E. Lambert	Ronald M. Turpin
Director	Director

/s/ James C. Waggoner	/s/ Charles W. Blair, Jr.
James C. Waggoner	Charles W. Blair, Jr.
Director	Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Henry County Bancshares, Inc. (incorporated by reference to Exhibit 3(i) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789 dated July 30, 2002.)

3.2	Articles of Correction dated June 24, 1982 (incorporated by reference to Exhibit 3(ii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.3	Articles of Amendment dated May 27, 1997 (incorporated by reference to Exhibit 3(iii) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.4	Articles of Amendment dated September 16, 1997 (incorporated by reference to Exhibit 3(iv) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.5	Bylaws of Henry County Bancshares, Inc. dated May 2, 1983 (incorporated by reference to Exhibit 3(v) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.6	Amendment to Bylaws of Henry County Bancshares, Inc. dated December 12, 1996 (incorporated by reference to Exhibit 3(vi) of the Registration Statement, Amendment No. 2, on Form 10, File No. 000-49789, dated July 30, 2002.)

3.7	Articles of Amendment dated December 14, 2006 (incorporated by reference to Exhibit 3.7 of the Registrant’s Current Report filed on Form 8-K, File No. 000-49789, dated December 18, 2006).

3.8	Articles of Amendment dated March 11, 2009 (incorporated by reference to Exhibit “3.8” of the Registrant’s Current Report on Form 8-K, File No. 000-49789, dated March 12, 2009.)

3.9	Articles of Amendment dated June 1, 2010 (incorporated by reference to Exhibit “3.9” of the Registrant’s Current Report on Form 8-K, File No. 000-49789, dated June 7, 2010.)

3.10	Henry County Bancshares, Inc. 2010 Restricted Stock Grant Plan (incorporated by reference to Exhibit “3.10” of the Registrant’s Current Report on Form 8-K, File No. 000-49789, dated June 7, 2010.)

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