Form 10-Q
period 2011-03-31
HENRY COUNTY BANCSHARES INC
filed 2011-05-16
CIK 706465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Common stock, par value $.10 per share: 14,245,690 shares
outstanding as of April 29, 2011

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Index

I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2011	2010

Assets

Cash and due from banks	$16,769	$8,812
Interest-bearing excess Federal Reserve balances	24,300	22,100
Interest-bearing deposits in banks	3,406	1,510
Securities available for sale, at fair value	75,349	67,215
Securities held to maturity (fair value approximates $378 and $378)	375	375
Restricted equity securities, at cost	1,194	1,194

Loans	369,955	380,242
Less allowance for loan losses	8,234	10,824
Loans, net	361,721	369,418

Premises and equipment	9,017	9,034
Foreclosed properties	78,110	79,451
Income taxes receivable	266	266
Other assets	4,363	4,504
Total assets	$574,870	$563,879

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$68,694	$60,047
Interest-bearing	487,997	484,616
Total deposits	556,691	544,663

Other borrowings	152	755
Other liabilities	3,266	3,180
Total liabilities	560,109	548,598

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred stock, no par value; 10,000,000 shares authorized; none issued Common stock, par value $.10; 50,000,000 shares authorized; 14,388,749.6 shares issued	1,439	1,439
Capital surplus	35,273	35,273
Accumulated deficit	(20,070)	(19,200)
Accumulated other comprehensive income	438	88
Less cost of treasury stock, 143,060 shares	(2,319)	(2,319)
Total stockholders' equity	14,761	15,281
Total liabilities and stockholders' equity	$574,870	$563,879

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010
(unaudited)

(in thousands, except share and per share amounts)	2011	2010

Interest income
Loans	$3,878	$5,122
Taxable securities	520	490
Nontaxable securities	30	48
Deposits in banks	2	4
Federal Reserve balances	15	18
Total interest income	4,445	5,682

Interest expense
Deposits	2,153	2,849
Other borrowings	-	11
Total interest expense	2,153	2,860

Net interest income	2,292	2,822
Provision for (recovery of) loan losses	7	(2,876)
Net interest income after provision for (recovery of) loan losses	2,285	5,698

Other operating income
Service charges on deposit accounts	422	443
Other service charges and fees	208	200
Securities gains, net	-	813
Mortgage banking income	-	13
Total other operating income	630	1,469

Other expenses
Salaries and employee benefits	1,326	1,339
Occupancy and equipment expenses	374	377
Nonperforming assets, net	1,031	428
FDIC and regulatory	645	387
Other operating expenses	409	467
Total other expenses	3,785	2,998

Earnings (loss) before income taxes	(870)	4,169

Income tax expense (benefit)	-	-

Net earnings (loss)	$(870)	$4,169

Earnings (loss) per share	$(0.06)	$0.29

Weighted average shares outstanding	14,245,690	14,245,690

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2011 and 2010
(unaudited)

(in thousands)	2011	2010

Net earnings (loss)	$(870)	$4,169

Other comprehensive income (loss):

Unrealized holding gains (losses) on investment securities available for sale arising during period	350	(64)

Reclassification adjustment for gains on sale of securities available for sale realized in net earnings	-	(813)

Total other comprehensive income (loss)	350	(877)

Total comprehensive income (loss)	$(520)	$3,292

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2011
(unaudited)

				Accumulated
				Other		Total
	Common	Capital	Accumulated	Comprehensive	Treasury	Stockholders'
(in thousands)	Stock	Surplus	Deficit	Income	Stock	Equity

Balance, December 31, 2010	$1,439	$35,273	$(19,200)	$88	$(2,319)	$15,281
Net loss	-	-	(870)	-	-	(870)
Other comprehensive income	-	-	-	350	-	350
Balance, March 31, 2011	$1,439	$35,273	$(20,070)	$438	$(2,319)	$14,761

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(unaudited)

(in thousands)	2011	2010

Operating Activities
Net earnings (loss)	$(870)	$4,169
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation	115	121
Decrease in loans held for sale	-	499
Provision for (recovery of) loan losses	7	(2,876)
Impairment losses on foreclosed properties	345	153
Gains on sale of securities available for sale	-	(813)
Net losses on sale of foreclosed properties	9	111
(Increase) decrease in interest receivable	(40)	214
Decrease in interest payable	(271)	(623)
Net other operating activities	538	(241)
Net cash provided by (used in) operating activities	(167)	714

Investing Activities
Purchases of securities available for sale	(15,959)	(15,708)
Proceeds from maturities of securities available for sale	8,175	14,624
Proceeds from sale of securities available for sale	-	20,327
Net increase in excess Federal Reserve balances	(2,200)	(4,700)
Net increase in interest-bearing deposits in banks	(1,896)	(3,315)
Net decrease in loans	8,629	3,402
Additions to foreclosed properties	(41)	(27)
Proceeds from sale of foreclosed properties	89	1,418
Purchase of premises and equipment	(98)	-
Net cash provided by (used in) investing activities	(3,301)	16,021

Financing Activities
Net increase (decrease) in deposits	12,028	(16,644)
Net repayments of other borrowings	(603)	(159)
Net cash provided by (used in) financing activities	11,425	(16,803)

Net increase (decrease) in cash and due from banks	7,957	(68)

Cash and due from banks, beginning of period	8,812	11,887

Cash and due from banks, end of period	$16,769	$11,819

See accompanying notes to consolidated financial statements.

Index

HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(unaudited)

(in thousands)	2011	2010

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest	$2,424	$3,483

Noncash transactions
Other real estate acquired in settlement of loans	$-	$13,047
Financed sales of foreclosed properties	$939	$-

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
The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

2)	RECENT OPERATING LOSSES AND IMPACT ON CAPITAL

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized.  On May 14, 2010, the Bank entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) (collectively, the “Supervisory Authorities”) agreeing to the issuance of a Consent Order (the “Order”).  The Order stipulates, among other conditions, that the Bank reach and maintain a Tier 1 capital ratio equal to or exceeding 8%.  There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities.  Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

2)	RECENT OPERATING LOSSES AND IMPACT ON CAPITAL, continued

Actions have been initiated to mitigate lending exposure, strengthen the loan portfolio, and protect the Bank’s collateral interests, as well as to reduce operating costs.  Notwithstanding these efforts, the Bank sustained a net loss for 2010 of $6,709,000 and also incurred a net loss of $870,000 for the three months ended March 31, 2011, primarily the result of expenses related to nonperforming assets and regulatory costs.

The Capital Committee of the Board of Directors continues to review various alternatives for increasing the Bank’s capital and on January 20, 2011 the Company began a common stock offering through a private placement memorandum to raise a minimum of $50 million and a maximum of $75 million in additional capital with the majority of any capital raised to be contributed to the Bank.  However, there can be no assurance that this offering of common stock will be successful.  As of March 31, 2011, no subscriptions have been received for purchase of new common stock.

3)	ACCOUNTING STANDARDS UPDATES

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

In April 2011, the FASB issued ASU No. 2011-02, which provides guidance on determining whether a restructuring of a receivable meets the criteria to be considered a TDR.  The new guidance is required to be adopted for the first interim or annual reporting period beginning after June 15, 2011, and is to be applied retrospectively to the beginning of the annual reporting period of adoption. Early adoption is permitted.  The Company intends to adopt the provisions of this ASU when required, and is evaluating its potential impact on the Company’s consolidated financial statements.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4)	SECURITIES

The amortized cost and fair value of securities are summarized as follows:

Securities Available for Sale		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

March 31, 2011:
U.S. Government sponsored agencies	$9,752	$45	$(24)	$9,773
State and municipal securities	27,298	292	(225)	27,365
Mortgage-backed securities	36,748	447	(97)	37,098
Other	1,113	-	-	1,113
	$74,911	$784	$(346)	$75,349

December 31, 2010:
U.S. Government sponsored agencies	$8,280	$28	$(51)	$8,257
State and municipal securities	23,372	158	(324)	23,206
Mortgage-backed securities	35,475	392	(115)	35,752
	$67,127	$578	$(490)	$67,215

Securities Held to Maturity		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

March 31, 2011:
State and municipal securities	$375	$3	$-	$378

December 31, 2010:
State and municipal securities	$375	$3	$-	$378

Restricted equity securities are summarized as follows:

	March 31,	December 31,
(in thousands)	2011	2010

Federal Home Loan Bank stock	$1,194	$1,194

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4)	SECURITIES, continued

Securities with a carrying value of $25,292,000 at March 31, 2011 and $23,988,000 at December 31, 2010 were pledged to secure public deposits and for other purposes required or permitted by law.

The following table summarizes securities sales activity and gains for the three month periods ended March 31, 2011 and 2010:

	Three months ended
	March 31,
(in thousands)	2011	2010

Proceeds from sales	$-	$20,327

Gross gains on sale	$-	$813

The amortized cost and fair value of debt securities as of March 31, 2011 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following summary.
	Securities Available for		Securities Held to
	Sale		Maturity
	Amortized	Estimated	Amortized	Estimated
(in thousands)	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$1,229	$1,242	$175	$177
Due after one year through five years	5,458	5,511	200	201
Due after five years through ten years	15,442	15,337	-	-
After ten years	16,034	16,161	-	-
Mortgage-backed securities	36,748	37,098	-	-
	$74,911	$75,349	$375	$378

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4)	SECURITIES, continued

The Company evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Information pertaining to securities available for sale with gross unrealized losses at March 31, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More
	Estimated	Unrealized	Estimated	Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses

March 31, 2011:
U. S. Government sponsored agencies	$1,976	$24	$-	$-
State and municipal securities	11,329	225	-	-
Mortgage-backed securities	9,339	97	-	-
Total temporarily impaired securities	$22,644	$346	$-	$-

December 31, 2010:
U. S. Government sponsored agencies	$2,960	$51	$-	$-
State and municipal securities	10,258	324	-	-
Mortgage-backed securities	12,537	115	-	-
Total temporarily impaired securities	$25,755	$490	$-	$-

There were no held to maturity securities with gross unrealized losses at March 31, 2011 and December 31, 2010.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

4)	SECURITIES, continued

The unrealized losses on the Company’s investment in state and municipal securities are caused by changes in interest rates.  The Company’s investments in state and municipal securities consist primarily of general obligations of municipalities located in the state of Georgia.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011 and December 31, 2010.

The unrealized losses on the Company’s investment in both direct obligations of federal agencies and mortgage-backed securities guaranteed by federal agencies were also caused by changes in interest rates.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011 and December 31, 2010.

5)	LOANS

The composition of loans is summarized as follows:

	March 31,	December 31,
(in thousands)	2011	2010

Commercial	$3,898	$4,162
Commercial real estate
Land, development and construction	125,714	130,539
Other	105,687	106,152
Churches	75,088	79,706
Residential real estate	49,248	48,741
Consumer	10,328	10,955
Total	369,963	380,255

Deferred loan fees	(8)	(13)
Allowance for loan losses	(8,234)	(10,824)
Loans, net	$361,721	$369,418

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5)	LOANS, continued

At March 31, 2011 and December 31, 2010, interest only loans included in total commercial real estate loans were $145,365,000 and $139,196,000, respectively, and on which 98% and 97%, respectively had interest due on at least a semiannual basis.

Activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 was as follows:

	2011
		Commercial	Residential
(in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Balance, beginning of period	$15	$9,467	$463	$107	$772	$10,824

Provision for (recovery of) loan losses	(5)	238	352	104	(682)	$7

Loans charged off	-	(2,217)	(367)	(40)	-	(2,624)

Recoveries of loans previously charged off	4	15	7	1	-	27

Balance, end of period	$14	$7,503	$455	$172	$90	$8,234

(in thousands)	2010

Balance, beginning of period	$13,324

Provision for loan losses	(2,876)

Loans charged off	(131)

Recoveries of loans previously charged off	3,418

Balance, end of period	$13,735

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5)	LOANS, continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010.

	March 31, 2011
		Commercial	Residential
(in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$4,081	$16	$-	$-	$4,097
Collectively evaluated for impairment	14	3,422	439	172	90	4,137
Total ending allowance balance	$14	$7,503	$455	$172	$90	$8,234

Loans:
Individually evaluated for impairment	$2,014	$112,641	$13,798	$-	$-	$128,453
Collectively evaluated for impairment	1,884	193,840	35,450	10,328	-	241,502
Total loans	$3,898	$306,481	$49,248	$10,328	$-	$369,955

	December 31, 2010
		Commercial	Residential
(in thousands)	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$5,754	$14	$-	$-	$5,768
Collectively evaluated for impairment	15	3,713	449	107	772	5,056
Total ending allowance balance	$15	$9,467	$463	$107	$772	$10,824

Loans:
Individually evaluated for impairment	$2,014	$111,544	$10,747	$-	$-	$124,305
Collectively evaluated for impairment	2,148	204,840	37,994	10,955	-	255,937
Total loans	$4,162	$316,384	$48,741	$10,955	$-	$380,242

The Company had no loans that had been modified in Troubled Debt Restructurings (“TDR”) for the three months ended March 31, 2011.  In addition the Company had no loans that had been modified as TDR’s in the previous twelve months and that subsequently defaulted during the three months ended March 31, 2011 by not meeting the modified terms and conditions.

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

The following chart shows a breakdown of impaired loans at March 31, 2011 and December 31, 2010, by the unpaid principal balance, which is the contractual obligation of the borrower to the Company and the recorded balance of the loans as reflected in the financial statements, net of any charge offs to the allowance for loan losses:

	March 31, 2011			December 31, 2010
	Unpaid		Allowance for	Unpaid		Allowance for
	Principal	Recorded	Loan Losses	Principal	Recorded	Loan Losses
(in thousands)	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Commercial	$2,014	$2,014	$-	$2,014	$2,014	$-
Commercial real estate
Land, development and construction	80,678	55,541	-	71,871	49,277	-
Other	31,157	31,157	-	28,522	28,522	-
Churches	1,016	1,016	-	1,018	1,018	-
Residential real estate	13,032	12,937	-	9,926	9,824	-
With an allowance recorded:
Commercial	-	-	-	-	-	-
Commercial real estate
Land, development and construction	24,681	23,052	3,273	34,179	32,577	5,696
Other	1,875	1,875	808	150	150	58
Churches	-	-	-	-	-	-
Residential real estate	861	861	16	923	923	14
Total	$155,314	$128,453	$4,097	$148,603	$124,305	$5,768

The following is a summary of information showing the average investment in impaired loans by segment and the respective income recognized during the three-month periods for financial statement purposes.

	March 31, 2011		March 31, 2010
	Average	Interest	Average	Interest
	Investment in	Income	Investment in	Income
(in thousands)	Impaired Loans	Recognized	Impaired Loans	Recognized
With no related allowance recorded:
Commercial	$2,014	$1	$769	$-
Commercial real estate
Land, development and construction	52,773	34	68,582	230
Other	29,839	62	21,277	36
Churches	1,017	-	1,028	-
Residential real estate	11,381	26	6,406	8
With an allowance recorded:
Commercial	-	-	-	-
Commercial real estate
Land, development and construction	27,450	-	16,689	198
Other	1,013	4	2,188	-
Churches	-	-	-	-
Residential real estate	892	1	191	4
Total	$126,379	$128	$117,130	$476

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5)	LOANS, continued

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.  The following chart shows those loans at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
		Past Due		Past Due
		Loans over		Loans over
		90 days still		90 days still
(in thousands)	Nonaccrual	Accruing	Nonaccrual	Accruing

Commercial	$2,280	$29	$2,198	$113
Commercial real estate:
Land, development and construction	57,157	7,793	60,404	87
Other	21,792	1,409	20,081	565
Churches	750	-	754	-
Residential real estate	4,047	448	3,904	258
Consumer	52	2	96	22
	$86,078	$9,681	$87,437	$1,045

At March 31, 2011, there were three lending relationships comprising $8.7 million of the total commercial real estate loans past due over 90 days and still accruing.  One relationship, with loans representing $6.2 million of the total, is in process of renewal and the customer has continued making monthly payments during the renewal period.  Another relationship, with loans totaling $1.3 million, has been renewed by the Bank since March 31, 2011 and is now current.  The Bank is currently in the process of renewing the loans in the third relationship of approximately $1.2 million.

The following shows the amount of loans, by segment past due at March 31, 2011 and December 31, 2010.

	March 31, 2011
	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$86	$35	$2,309	$2,430	$1,468	$3,898
Commercial Real Estate:
Land, development and construction	2,101	141	64,060	66,302	59,412	125,714
Other	4,497	4,669	22,363	31,529	74,150	105,679
Churches	4,184	-	271	4,455	70,633	75,088
Residential real estate	1,936	782	4,144	6,862	42,386	49,248
Consumer	944	238	53	1,235	9,093	10,328
Total	$13,748	$5,865	$93,200	$112,813	$257,142	$369,955

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5)	LOANS, continued

	December 31, 2010
	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
(in thousands)	Past Due	Past Due	Past Due	Past Due	Past Due	Total

Commercial	$67	$14	$2,311	$2,392	$1,770	$4,162
Commercial Real Estate:
Land, development and construction	19,828	2,548	59,005	81,381	49,158	130,539
Other	3,975	3,130	19,792	26,897	79,242	106,139
Churches	772	-	273	1,045	78,661	79,706
Residential real estate	1,329	268	4,000	5,597	43,144	48,741
Consumer	33	38	118	189	10,766	10,955
Total	$26,004	$5,998	$85,499	$117,501	$262,741	$380,242

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes loans with an outstanding balance greater than $500,000, and non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on at least an annual basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5)	LOANS, continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2011 and December 31, 2010 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2011
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total

Commercial	$1,526	$3	$2,369	$-	$3,898
Commercial real estate:
Land, development and construction	22,375	23,856	79,483	-	125,714
Other	59,538	11,716	34,425	-	105,679
Churches	69,440	4,117	1,531	-	75,088
Residential real estate	28,801	5,346	15,101	-	49,248
Consumer	9,859	57	412	-	10,328
	$191,539	$45,095	$133,321	$-	$369,955

	December 31, 2010
		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total

Commercial	$1,736	$145	$2,281	$-	$4,162
Commercial real estate:
Land, development and construction	29,780	18,341	82,418	-	130,539
Other	60,999	15,067	30,073	-	106,139
Churches	74,134	4,034	1,538	-	79,706
Residential real estate	31,849	5,432	11,460	-	48,741
Consumer	10,721	16	218	-	10,955
	$209,219	$43,035	$127,988	$-	$380,242

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6)	NONPERFORMING ASSETS

A detail of the Company’s nonperforming assets, by segment, is shown below.  Nonperforming loans includes nonaccrual loans and loans past due 90 days or more still accruing interest.

	March 31, 2011
(in thousands)	Nonperforming Loans	Foreclosed Properties	Total

Commercial	2,309	-	2,309
Commercial real estate
Land, development and construction	64,950	59,240	124,190
Other	23,201	7,954	31,155
Churches	750	-	750
Residential real estate	4,495	10,916	15,411
Consumer	54	-	54
Total	$95,759	$78,110	$173,869

	December 31, 2010
(in thousands)	Nonperforming Loans	Foreclosed Properties	Total

Commercial	2,311	-	2,311
Commercial real estate
Land, development and construction	60,491	59,512	120,003
Other	20,646	8,640	29,286
Churches	754	-	754
Residential real estate	4,162	11,299	15,461
Consumer	118	-	118
Total	$88,482	$79,451	$167,933

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6)	NONPERFORMING ASSETS, continued

A summary of activity in foreclosed properties for the first three months of 2011 compared to the same period in 2010 is as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010

Balance, beginning of year	$79,451	$49,732
Loans transferred to foreclosed properties	-	13,047
Capitalized costs to properties	41	27
Cash sales proceeds	(89)	(1,418)
Financed sales	(939)	-
Loss on sale of properties	(9)	(111)
Impairment losses	(345)	(153)
Balance, end of period	$78,110	$61,124

Expenses (income) applicable to nonperforming assets (foreclosed properties and nonperforming loans) include the following:

	Three Months Ended March 31,
(in thousands)	2011	2010

Net loss on sales of real estate	$9	$111
Impairment losses on foreclosed assets	345	153
Operating expenses on foreclosed assets	528	239
Property taxes on nonperforming loans	300	-
Less: Rental income on foreclosed assets	(151)	(75)
	$1,031	$428

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

7)	COMMITMENTS AND CONTINGENCIES

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

	March 31,	December 31,
(in thousands)	2011	2010

Standby letters of credit	$1,860	$2,056

Commitments to extend credit	13,904	16,388

	$15,764	$18,444

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

Loan Commitments, continued

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

Ninety-six percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area.  Thirty-five percent of the Company’s loan portfolio is specifically concentrated in real estate construction loans.  Accordingly, the ultimate collectability of the loan portfolio and recovery of other real estate owned are susceptible to changes in market conditions in the Company's primary market area.  The concentrations of credit by type of loan are set forth in Note 5.

The Bank, as a matter of state law, does not generally extend new credit to any single borrower or group of related borrowers, where the aggregate indebtedness would exceed 25% of statutory capital, or approximately $3,550,000.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

9)	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At March 31, 2011, no dividends could be declared without prior regulatory approval.

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

The Supervisory Authorities examined the Bank during June and July 2010, and conducted an onsite visitation during February 2011.  The findings of the Supervisory Authorities are fully reflected in the accompanying financial statements.

To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.  At March 31, 2011 under the prompt corrective action framework, the Bank’s Tier 1 Risk Based Capital Ratio was considered undercapitalized and the Bank’s Tier 1 Leverage Ratio and the Bank’s Total Risk Based Capital Ratio were considered significantly undercapitalized.  Therefore as of March 31, 2011, the Bank is considered, under the prompt corrective action framework, significantly undercapitalized as the lowest ratio determines the regulatory category.  Prompt corrective action provisions are not applicable to bank holding companies.

			Well Capitalized
			Regulatory
	Consolidated	Bank	Requirement

Leverage Capital Ratios	2.49%	2.47%	5.00%

Risk Based Capital Ratios:
Tier 1	2.97%	2.94%	6.00%
Total	4.21%	4.18%	10.00%

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES

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

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and Interest-Bearing Deposits in Banks:  The carrying amounts of cash and short-term instruments approximate fair values based on the short-term nature of the assets.

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

Loans:  For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans (for example, one-to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securities securitization transactions, adjusted for differences in loan characteristics.  Fair value for other loans (for example, commercial real estate and commercial loans) are estimated using discounted cash flow analyses, using market interest rates for comparable loans.  Fair values for nonperforming loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis:  Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Assets
Securities available for sale	$6,597	$68,752	$-	$75,349
Total assets at fair value	$6,597	$68,752	$-	$75,349

	Fair Value Measurements at December 31, 2010 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value

Assets
Securities available for sale	$6,621	$60,594	$-	$67,215
Total assets at fair value	$6,621	$60,594	$-	$67,215

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

	For the three months ended March 31, 2011
	Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$-	$(471)	$1,378	$907
Foreclosed assets	-	-	345	345
Total	$-	$(471)	$1,723	$1,252

	For the three months ended March 31, 2010
	Fair Value Changes Based On:
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses

Impaired loans	$-	$125	$155	$280
Foreclosed assets	-	9	144	153
Total	$-	$134	$299	$433

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

In accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), during the three months ended March 31, 2011, individual loans with Level 2 carrying amounts of $25,680,000 were written up to their fair value of $26,151,000 resulting in a recovery of previous charges to earnings for the three months ended March 31, 2011 of $471,000.  Individual loans and foreclosed properties with Level 3 carrying amounts of $59,175,000 and $74,015,000, respectively, were written down to their fair values of $57,797,000 and $73,670,000, resulting in impairment charges to earnings in 2011 of $1,378,000 and $345,000, respectively.  During the three months ended March 31, 2010  individual loans and foreclosed properties with Level 2 carrying amounts of $44,055,000 and $18,214,000, respectively, had been written down to their fair values of $43,930,000 and $18,205,000, resulting in impairment charges to earnings for the three months ended March 31, 2010 of $125,000 and $9,000, respectively.  Individual loans and foreclosed properties with Level 3 carrying amounts of $38,286,000 and $46,408,000, respectively, had been written down to their fair values of $38,131,000 and $46,264,000, resulting in impairment charges to earnings for the three months ended March 31, 2010 of $155,000 and $144,000, respectively.  Fair values for impaired loans are estimated using the present value of expected cash flows discounted at the loans effective interest rate or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10)	FAIR VALUE OF ASSETS AND LIABILITIES, continued

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash, interest-bearing deposits in banks,
and excess Federal Reserve balances	$44,475	$44,475	$32,422	$32,422
Securities available for sale	75,349	75,349	67,215	67,215
Securities held to maturity	375	378	375	378
Restricted equity securities	1,194	1,194	1,194	1,194
Loans, net	361,721	361,217	369,418	369,167
Accrued interest receivable	1,652	1,652	1,612	1,612

Financial liabilities:
Deposits	$556,691	$562,320	$544,663	$549,935
Other borrowings	152	152	755	755
Accrued interest payable	1,251	1,251	1,522	1,522

11)	SUBSEQUENT EVENTS

On May 13, 2011, the Bank entered into an agreement to sell the land and facilities of its Locust Grove Branch to a Director of the Company and the Bank for $1.133 million resulting in a gain of approximately $715,000.  The Bank received two unsolicited offers to purchase the land and facilities of the Branch and accepted the offer that provided the greatest net sales proceeds.  As a condition of the sale, the Bank retains the right to continue banking operations in the facility, rent free, for a period of up to eighteen months.

Also on May 13, 2011, and subject to Regulatory approval, the Company and Bank entered into agreements with two of its officers whereby the officers agreed to freeze the total liability under their deferred compensation agreements in the amount of approximately $315,000, which had been recorded as a liability at December 31, 2010.  The officers further agreed to receive shares of Common Stock in the Company in lieu of future cash retirement payments.  To satisfy its obligation under the amended agreement, the Company has reserved for such use, 524,765 shares of common stock.  The effect of the agreement is a reduction in other liabilities of approximately $315,000 and an increase in stockholders’ equity of a like amount.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of Henry County Bancshares, Inc. (the “Company”) and its subsidiary, The First State Bank (the “Bank”), during the periods included in the accompanying consolidated financial statements.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors.  Consequently, actual results and experience may materially differ from those contained in any forward-looking statements.  Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, which include among others the following factors:

●	the notes to our financial statements disclose a going concern issue for the Company;
●	we have received a Prompt Corrective Action Notification;
●	we have entered into a Consent Order with the Georgia Department of Banking and Finance (the “DBF”) and the Federal Deposit Insurance Corporation (the “FDIC”);
●
the Company is currently attempting to raise additional capital through a Private Placement Memorandum.  The proceeds from this offering may not be sufficient to meet the capital requirements of our regulators or otherwise support our operations;

●	continued deterioration in the metro Atlanta real estate markets and more particularly Henry and surrounding counties;
●	our allowance for loan losses may not be sufficient to cover actual loan losses that could be incurred;

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

●	increased carrying costs and the probability of additional impairment charges associated with our foreclosed properties
●	extended holding periods that may be required before we can liquidate our foreclosed properties
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	changes in prevailing interest rates that may negatively affect our net income and the value of our assets;
●	regulatory reform and changes in financial services laws and regulations;
●	competition from financial institutions and other financial service providers;
●	ability to retain key personnel, and;
●	increasing FDIC Insurance premiums brought on by systemic industry deterioration in conjunction with a higher risk rating assigned to our Bank;

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

At March 31, 2011, we had total assets of $575 million, total loans of $370 million, total deposits of $557 million, and stockholders’ equity of $15 million.

For the first three months of 2011, we incurred a loss of $870,000 compared to earnings of $4.2 million for the same period in 2010.  Our losses for the first quarter of 2011 resulted from increased impairment charges and carrying costs on foreclosed properties, property tax payments on nonperforming loans and increased regulatory costs.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The Company’s nonperforming assets reflect the impact of slowed economic activity, depressed real estate values, reduced sales and a challenging banking environment.  Total nonperforming assets at March 31, 2011 were $173.9 million compared to $167.9 million at December 31, 2010.  The increase in nonperforming assets at March 31, 2011 compared to December 31, 2010 primarily reflects the increase in loans past due 90 days and still accruing interest of $8.6 million offset by nonperforming loans charged to the allowance for loan losses for the three months ended March 31, 2011 in the amount of $2.6 million.  In addition, we sold approximately $1.0 million in foreclosed properties during the quarter ended March 31, 2011. Net loan charge-offs for the first three months amounted to $2.6 million compared to net recoveries of $3.3 million for the same period in 2010.  The net recovery is the result of a positive fair value adjustment realized upon foreclosure of certain collateral.  At March 31, 2011, our allowance for loan losses was $8.2 million or 2.23% of loans compared to $10.8 million or 2.85% at December 31, 2010.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2010 as filed in our annual report on Form 10-K.  The more critical accounting and reporting policies include our accounting for the allowance for loan losses, fair value measurements, and income taxes.  In particular, our accounting policies related to the allowance for loan losses, fair value measurements, and income taxes involve the use of estimates and require significant judgment to be made by management.  Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations.  See “Asset Quality and Risk Elements” herein for additional discussion of our accounting methodologies related to the allowance.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Results of Operations

For the first three months of 2011, we incurred a loss of $870,000 compared to earnings of $4.2 million for the same period in 2010.  Our losses for the first three months resulted from increased impairment charges and carrying costs on foreclosed properties, property tax payments on nonperforming loans and increased regulatory costs.  Net earnings for the first three months of 2010 included earnings from three one-time items totaling $4.8 million.  These items were; recognition of $626,000 in interest previously reversed on nonaccrual loans and a line of credit used to pay interest; securities gains of $813,000; and a loan loss recovery of $3.3 million from a fair value adjustment on a loan being transferred to foreclosed properties.  Not including these three adjustments, we would have incurred a loss of approximately $600,000 for the first three months of 2010.

Net cash provided by or (used in) operating activities (“operating cash flow”), which reflects net earnings or loss exclusive of noncash items, totaled ($167,000) for the first three months of 2011 compared to operating cash flow of $714,000 for the first three months of 2010.  Included in operating cash flow for the first three months of 2010 is the recognition of $626,000 in interest that had previously been reversed on nonaccrual loans.  Adjusted operating cash flow, not including the recognition of this interest, totaled $88,000 for the first three months of 2010.  Operating cash flow is a significant liquidity measure that is critical to a bank’s operations and continued viability.

Our provision for loan losses amounted to $7,000 for the three months ended March 31, 2011, compared to a recovery of loan losses of $2.9 million for the same period in 2010.  The provision for loans losses for the first three months of 2011 compared to the same period in 2010 declined, exclusive of the fair value adjustment of $3.3 million.  The decline resulted from a decrease in loans outstanding and a decline in the average historical loss rate used in computing general reserves, plus a stabilization of real estate values, affecting the level of specific reserves required on impaired loans.  For the three months ended March 31, 2011, we had impairment charges of $345,000 plus losses on the sale of foreclosed properties in the amount of $9,000 compared to $153,000 in impairment charges and $111,000 in losses for the same period in 2010.  Expenses on nonperforming assets, net of rental income, increased from $164,000 for the three months ended March 31, 2010, to $677,000 for the same period in 2011.  Property taxes on nonperforming loans were $300,000 for the first three months of 2011.  The Bank did not incur any property tax expense on nonperforming loans during the first quarter of 2010.  During the first three months of 2011 and 2010, FDIC and regulatory costs were $645,000 and $387,000, respectively.  The increase in FDIC and regulatory costs were attributable to increased premium rates and an increased risk rating for the Bank.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 1 - Financial Highlights
Selected Financial Information

	Three Months Ended:
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share and other data)	2011	2010	2010	2010	2010
SUMMARY OF OPERATIONS
Interest income	$4,445	$4,405	$4,670	$5,237	$5,682
Interest expense	2,153	2,251	2,365	2,484	2,860
Net interest income	2,292	2,154	2,305	2,753	2,822
Provision for (recovery of) loan losses	7	690	1,175	2,180	(2,876)
Other income	630	677	790	952	1,469
Other expenses	3,785	4,908	4,257	7,070	2,998
Earnings (loss) before income taxes	(870)	(2,767)	(2,337)	(5,545)	4,169
Income tax expense (benefit)	-	229	-	-	-
Net earnings (losses)	$(870)	$(2,996)	$(2,337)	$(5,545)	$4,169

Weighted average shares	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690

PERFORMANCE MEASURES
Per common share:
Earnings (loss) per share	$(0.06)	$(0.21)	$(0.16)	$(0.39)	$0.29
Cash dividends per share	-	-	-	-	-

Profitability ratios:
Return on average equity	-23.58%	-64.00%	-43.28%	-82.56%	63.53%
Return on average assets	-0.61%	-2.12%	-1.62%	-3.77%	2.75%
Net interest margin	1.96%	1.79%	1.78%	2.20%	2.21%
Loan Quality Indicators
Net charge-offs (recoveries)	2,597	2,305	166	4,485	(3,287)
Net charge-offs (recoveries) to average loans (1)	0.69%	0.59%	0.04%	1.08%	-0.76%

AVERAGE BALANCES
Loans	$378,031	$390,775	$408,363	$416,877	$431,729
Investment securities	68,948	61,194	61,486	51,751	57,810
Earning assets	480,202	477,521	473,842	507,255	523,121
Total assets	574,269	566,179	575,419	589,063	606,236
Deposits	556,001	543,740	549,946	558,710	575,076
Stockholders' equity	14,757	18,724	21,598	26,864	26,247

(1) Percentage not annualized

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 1 - Financial Highlights, continued
Selected Financial Information

	At the Quarters Ended:
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010
SELECTED BALANCE SHEET ITEMS
Loans	$369,955	$380,242	$406,731	$408,207	$418,384
Investment securities	75,724	67,590	65,108	56,845	53,565
Total assets	574,870	563,879	563,557	580,294	600,269
Deposits	556,691	544,663	541,203	554,283	569,457
Stockholders' equity	14,761	15,281	19,231	21,263	26,619
Common shares outstanding	14,245,690	14,245,690	14,245,690	14,245,690	14,245,690
Book value	1.04	1.07	1.35	1.49	1.87
KEY BALANCE SHEET RATIOS
Liquidity ratios:
Total loans to total deposits	66.46%	69.81%	75.15%	73.65%	73.47%
Average loans to average earning assets	78.72%	81.83%	86.18%	82.18%	82.53%
Noninterest-bearing deposits to total deposits	12.34%	11.02%	12.64%	12.93%	10.51%
Capital ratios:
Leverage	2.49%	2.68%	3.16%	3.48%	4.30%
Risk-based capital
Tier 1	2.97%	3.14%	3.73%	4.19%	5.15%
Total	4.21%	4.39%	4.99%	5.45%	6.42%
ASSET QUALITY
Non-performing loans	$95,759	$88,482	$106,678	$92,435	$83,580
Foreclosed properties	78,110	79,451	62,493	65,336	64,469
Total non-performing assets (NPAs)	173,869	167,933	169,171	157,771	148,049
Allowance for loan losses	8,234	10,824	12,439	11,430	13,735
Allowance for loan losses to loans	2.23%	2.85%	3.06%	2.80%	3.28%
NPAs to loans and foreclosed properties	38.80%	36.53%	36.05%	33.32%	30.66%
NPAs to total assets	30.24%	29.78%	30.02%	27.19%	24.66%

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

The net interest margin, declined during the first quarter of 2011 compared to the same period in 2010.  When adjusted for the reversal and collection of interest on nonaccrual loans in both periods, as shown in the chart below, the net interest margin for the first quarter of 2011 compared to the same period in 2010 actually increased.  The net interest margin for the three months ended March 31, 2011 was 1.96%, compared to 2.21% for the same period in 2010.  The primary reason for the decline in net interest margin was that the yield on earning assets decreased more than the corresponding decrease in interest-bearing liabilities for the periods.

For the first three months of 2011, the cost of interest-bearing liabilities was 1.80%, compared to a cost of 2.29% for the same period in 2010, a decrease of 49 basis points.  The decline in the cost of interest bearing liabilities is reflective of the overall decline in interest rates and the decline in funding needs of the Bank due to decreased loan demand.  The decline in funding needs has allowed the Bank to not renew higher cost, non customer related deposits, which has helped reduce the overall cost of interest bearing liabilities and reduce the overall balance sheet.

The average yield on interest earning assets was 3.80% for the first quarter of 2011 and 4.45% for the same quarter in 2010.  Average yields on loans were 4.87% for the first quarter of 2010 and 4.21% for the same quarter in 2011.  The impact of non-recurring interest adjustments from loans placed on nonaccrual status and the collection of interest on nonaccrual loans impacted the yields in both periods, but with a much greater impact on the first quarter 2010 yields.  During the first three months of 2010 some customers cured defaults that brought their loans current.  These amounts were partially offset by interest reversed on loans placed on nonaccrual.  In addition, an unrecorded 2009 advance on a line of credit for payment of interest was collected through foreclosure in 2010.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The following chart shows the impact of these non recurring interest adjustments on the yield on earning assets and the net interest margin for the three months ended March 31, 2011 and 2010.

	2011			2010
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Amounts reflected in financial statements	$480,202	$4,445	3.80%	$523,121	$5,682	4.45%

Effect of nonaccrual interest (collected) reversed		(49)			(476)
Effect of interest advance (collected) reversed		-			(150)
Total adjustments		(49)			(626)

Amounts excluding the effect of nonaccrual interest income/reversals	$480,202	$4,396	3.75%	$523,121	$5,056	3.96%

Adjusted net interest revenue		$2,243			$2,196
Adjusted net interest margin			1.92%			1.72%

Absent these non-recurring items, the yield on earning assets for the first three months of 2011 and 2010 would have been 3.75% and 3.96% respectively.  The decrease in the adjusted yield on average interest earning assets is primarily the result of lower rates and the absence of significant new loan demand which results in cash flows from recurring payments and maturities of earning assets being reinvested at lower yields.  Nonaccrual loans continued to have a significant impact on the earning asset yield in both periods.  Average nonaccrual loans for the three month periods ended March 31, 2011 and 2010 were $87.4 million (15.2% of average assets) and $92.4 million (15.2% of average assets), respectively.

Net interest income totaled $2.3 million for the three month period ended March 31, 2011 compared to $2.8 million for the same period in 2010.  Net interest income for the first quarter of 2011 and 2010, adjusted for non-recurring interest income items, totaled $2.2 million in both periods, representing an adjusted margin for the two periods of 1.92% and 1.72%, respectively.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the three months ended March 31, 2011 and 2010

	2011			2010
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans(1)	$378,031	$3,878	4.21%	$431,729	$5,122	4.87%
Taxable securities(2)(3)	66,597	520	3.20%	52,946	490	3.80%
Tax-exempt securities(2)(4)	2,351	30	5.23%	4,864	48	4.05%
Overnight investments and other interest-earning assets	33,223	17	0.21%	33,582	22	0.27%
Total interest-earning assets	480,202	4,445	3.80%	523,121	5,682	4.45%
Non-interest-earning assets:
Allowance for loan losses	(10,429)			(17,372)
Cash and due from banks	11,103			11,427
Other assets	93,393			89,060
Total assets	$574,269			$606,236

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$59,093	$32	0.22%	$56,874	$69	0.50%
Money market	37,901	53	0.57%	36,517	54	0.61%
Savings	32,120	35	0.45%	32,273	39	0.50%
Time deposits less than $100,000	195,652	1,140	2.39%	207,261	1,410	2.79%
Time deposits greater than $100,000	127,013	633	2.04%	124,157	903	2.98%
Brokered deposits	37,721	260	2.83%	52,787	374	2.91%
Total interest-bearing deposits	489,500	2,153	1.80%	509,869	2,849	2.29%
Other borrowings	319	-	0.00%	1,468	11	3.07%
Total interest-bearing liabilities	489,819	2,153	1.80%	511,337	2,860	2.29%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	66,501			65,207
Other liabilities	3,192			3,445
Total liabilities	559,512			579,989
Stockholders' equity	14,757			26,247
Total liabilities and stockholders' equity	$574,269			$606,236
Net interest revenue		$2,292			$2,822
Net interest-rate spread			2.00%			2.16%
Net interest margin(5)			1.96%			2.21%

(1)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(2)
Securities available for sale are shown at amortized cost.  Average unrealized gains of $147,000 for the three months ended March 31, 2011 and $829,000 for the three months ended March 31, 2010 are included in other assets.

(3)	Includes restricted equity securities
(4)	Interest income on tax-exempt securities is not stated on a tax equivalent basis.
(5)	Net interest margin is not stated on a tax-equivalent basis.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Table 3 - Changes in Interest Income and Interest Expense

	Three months ended March 31, 2011
	Compared to 2010
	Increase (decrease)
	Due to Changes in
(in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans	$(596)	$(648)	$(1,244)
Taxable securities	114	(84)	30
Tax-exempt securities	(29)	11	(18)
Overnight investments and other interest-earning assets	-	(5)	(5)
Total interest-earning assets	(511)	(726)	(1,237)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	2	(39)	(37)
Money market	2	(3)	(1)
Savings	-	(4)	(4)
Time deposits less than $100,000	(76)	(194)	(270)
Time deposits greater than $100,000	20	(290)	(270)
Brokered deposits	(104)	(10)	(114)
Total interest-bearing deposits	(156)	(540)	(696)
Other borrowings	(5)	(6)	(11)
Total interest-bearing liabilities	(161)	(546)	(707)

Increase (decrease) in net interest revenue	$(350)	$(180)	$(530)

Provision for Loan Losses

Our provision for loan losses amounted to $7,000 for the three months ended March 31, 2011, compared to a recovery of loan losses of $2.9 million for the same period in 2010.  The allowance for loan losses as a percentage of total loans was 2.23% at March 31, 2011 compared to 2.85% at December 31, 2010.  We maintain the allowance for loan losses at a level that we deem appropriate to cover all known and inherent risks in the loan portfolio.  Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower’s ability to repay and the underlying collateral value.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Other Operating Income

Other operating income, not including securities gains, was $630,000 for the three months ended March 31, 2011 compared to $656,000 for the same period in 2010.  For the first quarter of 2011, service charges on deposit accounts totaled $422,000 compared to $443,000 for the same period in 2010.  The decrease in service charges for the first three months of 2011 compared to the same period in 2010 is primarily attributable to a decrease in insufficient fund items related to the implementation of new regulations concerning debit card transactions.  Securities gains totaled $813,000 for the first three months of 2010.  Mortgage banking income totaled $13,000 for the three months ended March 31, 2010, reflecting the amounts attributed to the sale of the mortgage loans in the pipeline when we suspended our mortgage operations in December 2009.  There was no mortgage banking income during the first quarter of 2011.

Other Expenses

For the three month period ended March 31, 2011, other expenses, excluding expenses relating to net nonperforming assets and FDIC and regulatory expenses, declined $74,000 or 3.4% compared to the same period in 2010.  Salaries and employee benefits declined by $13,000 and occupancy and equipment expenses declined by $3,000 for the quarter ended March 31, 2011 compared to the same period in 2010.  For the quarter ended March 31, 2011, other operating expenses decreased by $58,000.  The cost savings generated in controllable expenses were offset by increases in FDIC insurance premiums and net nonperforming assets expenses. FDIC and regulatory fees increased by $258,000 or 66.7% for the first quarter of 2011 compared to 2010.

Nonperforming assets expenses, net of rental income, totaled $1.0 million for the first quarter of 2011 compared to $428,000 for the first quarter of 2010.  For the three months ended March 31, 2011, included in net nonperforming assets expenses are accruals for property taxes payable on foreclosed properties and nonperforming loans in the amounts of $375,000 and $300,000, respectively.  Fair value adjustments to foreclosed properties were $345,000 and $153,000 for the first quarter of 2011 and 2010, respectively.  Net losses on the sale of foreclosed properties approximated $9,000 for the three months ended March 31, 2011 compared to $111,000 for the same period in 2010.

Income Taxes

There was no income tax expense or (benefit) recognized for the periods ended March 31, 2011 and 2010.

Additional information regarding income taxes can be found in Note 10 to the consolidated financial statements filed in our 2010 Annual Report on Form 10-K.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Balance Sheet Review

Total assets at March 31, 2011 and December 31, 2010 were $574.9 million, and $563.9 million, respectively.  Average total assets for the first three months of 2011 were $574.3 million, down $31.9 million or 5.3% from $606.2 million for the first three months of 2010.

Loans

The following table presents a composition of the Company’s loan portfolio.

Table 4 - Loans

	March 31,	December 31,
(in thousands)	2011	2010

Commercial	$3,898	$4,162
Commercial real estate
Land, development and construction	125,714	130,539
Other	105,687	106,152
Churches	75,088	79,706
Residential real estate	49,248	48,741
Consumer	10,328	10,955
Total	369,963	380,255

Deferred loan fees	(8)	(13)
Allowance for loan losses	(8,234)	(10,824)
Loans, net	$361,721	$369,418

At March 31, 2011, net loans were $361.7 million, a decline of $7.7 million or 2.1% from December 31, 2010.  The decline in loans is the result of scheduled loan payments and stagnant growth due to the economic deterioration in the Henry County market.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Asset Quality and Risk Elements

We manage asset quality and control credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices.  Our credit administration function is responsible for monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures.  Additional information on the credit administration function is included in Item 1 under the headings Lending Policy and Loan Review and Non-performing Assets in our 2010 Annual Report on Form 10-K.

We classify performing loans as substandard loans when there is a well-defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected.  Substandard loans are classified as non-accrual substandard loans (or “non-performing loans”) when the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified as non-accrual, interest previously accrued but not collected is reversed against current interest revenue.

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

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2011 and 2010.

Table 6 - Allowance for Loan Losses

(in thousands)	2011	2010

Allowance at beginning of the period	$10,824	$13,324

Loans charged off:
Real estate	(2,584)	(124)
Commercial	-	-
Consumer	(40)	(7)
	(2,624)	(131)
Recoveries:
Real estate	22	3,405
Commercial	4	-
Consumer	1	13
	27	3,418

Net (charge-offs) recoveries	(2,597)	3,287

Provision for (recovery of) loan losses	7	(2,876)

Balance at end of the period	$8,234	$13,735

Total loans:
At period end	$369,955	$418,384
Average	378,031	431,729

Allowance as percentage of period end loans	2.23%	3.28%

As a percentage of average loans:
Net charge-offs(1)	0.69%	-0.76%
Provision for loan losses	0.00%	-0.67%

(1) Net charge off percentage not annualized

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The provision for loan losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance for loan losses at a level appropriate to absorb losses inherent in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decrease in both the provision and the allowance for loan losses compared to a year ago was due to our recognition and partial charge-off of loans deemed impaired in prior years and the stabilization of real estate values, and the overall decline in the loan portfolio.

Management believes that the allowance for loan losses at March 31, 2011 reflects the losses inherent in the loan portfolio.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for loan losses cannot be determined with precision and may be subject to change in future periods.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for loan losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section in our 2010 Annual Report on Form 10-K for additional information on the allowance for loan losses.

Nonperforming Assets

Our bank is located in what has historically been one of the fastest growing areas of the United States, south Metro Atlanta.  A large number of our loans were to developers and contractors to purchase land, develop subdivisions and build houses to meet the growing population.  The slowing economy has impacted many of our customers, causing stress in our portfolio, and increasing our nonperforming assets, which include nonperforming loans and foreclosed properties.  Total nonperforming assets amounted to $173.9 million and $167.9 million at March 31, 2011 and December 31, 2010, respectively.  The following table summarizes our nonperforming assets by category and type.

Table 7 - Nonperforming Assets

	March 31, 2011			December 31, 2010
(in thousands)	Nonperforming Loans	Foreclosed Properties	Total	Nonperforming Loans	Foreclosed Properties	Total

Commercial	$2,309	$-	$2,309	$2,311	$-	$2,311
Commercial real estate
Land, development and construction	64,950	59,240	124,190	60,491	59,512	120,003
Other	23,201	7,954	31,155	20,646	8,640	29,286
Churches	750	-	750	754	-	754
Residential real estate	4,495	10,916	15,411	4,162	11,299	15,461
Consumer	54	-	54	118	-	118
Total	$95,759	$78,110	$173,868	$88,482	$79,451	$167,933

NPLs as a percentage of total loans			25.88%			23.27%
NPAs as a percentage of loans and foreclosed properties			38.80%			36.53%
NPAs as a percentage of total assets			30.24%			29.78%

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Nonperforming loans, which include non-accrual loans and accruing loans past due over 90 days, totaled $95.8 million or 25.9% of total loans at March 31, 2011, compared with $88.50 million or 23.3% at December 31, 2010.

	March 31, 2011		December 31, 2010
		Past Due		Past Due
		Loans over		Loans over
		90 days still		90 days still
	Nonaccrual	Accruing	Nonaccrual	Accruing

Commercial	$2,280	$29	$2,198	$113
Commercial real estate:
Land, development and construction	57,157	7,793	60,404	87
Other	21,792	1,409	20,081	565
Churches	750	-	754	-
Residential real estate	4,047	448	3,904	258
Consumer	52	2	96	22
	$86,078	$9,681	$87,437	$1,045

At March 31, 2011, on those loans ninety days or more past due and still accruing interest, there were three lending relationships comprising $8.7 million of the total commercial real estate loans past due over 90 days and still accruing.  One relationship, with loans representing $6.2 million of the total, is in process of renewal and the customer has continued making monthly payments during the renewal period.  Another relationship, with loans totaling $1.3 million, has been renewed by the Bank since March 31, 2011 and is now current.  The Bank is currently in the process of renewing the loans in the third relationship of approximately $1.2 million.

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the fair value, less estimated costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property costs.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  For the three months ended March 31, 2010, the Bank transferred $13.0 million of loans into foreclosed property.  There were no loans transferred to foreclosed properties during the three months ended March 31, 2011.  During the first quarter of 2011 and 2010, proceeds from cash sales of foreclosed properties were $89,000 and $1.4 million, respectively.  For the quarter ended March 31, 2011, the Bank financed sales of foreclosed properties of $939,000.  There were no financed sales of foreclosed properties during the first quarter of 2010.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Investment Securities

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.  Securities available for sale at March 31, 2011 increased $8.1 million from December 31, 2010.  The increase reflects the deployment of excess liquidity to  maximize return in this protracted low interest rate environment.

Deposits

Total average deposits for the three month periods ended March 31, 2011 and 2010 were $556.0 million and $575.1 million, respectively.  Average deposits during the first quarter of 2011 increased in all categories from the same period in 2010, except for brokered deposits and time deposits less than $100,000.  With diminished loan demand, we have sufficient liquidity to fund our balance sheet without relying on funding other than customer deposits.  Because we are not well-capitalized under prompt corrective action, we are unable to renew existing brokered certificates.  We currently have $35.2 million of brokered deposits with approximately $20 million coming due in 2011 and the remainder in 2012.  We have sufficient liquidity to pay off the brokered certificates as they mature.

Other Funding Sources

At March 31, 2011, the Bank had sufficient qualifying collateral pledged to the Federal Reserve Bank of Atlanta to secure discount window capacity of approximately $31.4 million.

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

At March 31, 2011 we had loan commitments outstanding of $13.9 million and standby letters of credit of $1.9 million.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

As disclosed in the Company’s consolidated statement of cash flows, net cash used in operating activities was $167,000 for the three months ended March 31, 2011.  Our net loss of $870,000 included non-cash losses relating to the fair market valuation of foreclosed properties in the amount of $345,000, depreciation of $115,000, and a decrease in interest payable of $271,000.  Net cash used in investing activities of $3.3 million consisted primarily of cash provided from maturities of securities available for sale in the amount of $8.2 million and a decrease in loans of $8.6 million.  Cash used in investing activities were purchases of securities available for sale of $16.0 million and increases in overnight balances and interest bearing deposits in banks of $4.1 million.  The $11.4 million of net cash provided by financing activities consisted primarily of a net increase in deposits of $12.0 million, offset by a decrease in other borrowings of $603,000.  In the opinion of management, the Company’s liquidity position at March 31, 2011 is sufficient to meet its expected cash flow requirements.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

Capital Resources

At March 31, 2011, we were considered significantly undercapitalized under regulatory guidelines.  The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for Henry County Bancshares, Inc. and the Bank as of March 31, 2011 are as follows:

			Well Capitalized
			Regulatory
	Consolidated	Bank	Requirement

Leverage Capital Ratios	2.49%	2.47%	5.00%

Risk Based Capital Ratios:
Tier 1	2.97%	2.94%	6.00%
Total	4.21%	4.18%	10.00%

The Company has been adversely impacted by the continuing deterioration of the Metropolitan Atlanta real estate market causing continuing losses at the Bank, resulting in the Bank being deemed significantly undercapitalized.  On May 14, 2010, the Bank entered into a Stipulation and Consent Agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance (the “Department”) (collectively, the “Supervisory Authorities”) agreeing to the issuance of a Consent Order (the “Order”).  The Order stipulates, among other conditions, that the Bank reach and maintain a Tier 1 capital ratio equal to or exceeding 8%.  There is no assurance that the Bank’s capital can be increased to the level required by the Supervisory Authorities.  Also, should the Bank’s capital not be increased to the level set forth in the Order, it is uncertain what action the Supervisory Authorities will take.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Actions have been initiated to mitigate lending exposure, strengthen the loan portfolio, and protect the Bank’s collateral interests, as well as to reduce operating costs and provide for positive operating cash flows throughout 2010.  Notwithstanding these efforts, the Bank sustained a net loss for 2010 of $6,709,000 and also incurred a net loss of $870,000 for the three months ended March 31, 2011, primarily the result of expenses related to nonperforming assets and regulatory costs.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

The Capital Committee of the Board of Directors continues to review various alternatives for increasing the Bank’s capital and on January 20, 2011 the Company began a common stock offering through a private placement memorandum to raise a minimum of $50 million and a maximum of $75 million in additional capital with the majority of any capital raised to be contributed to the Bank.  However, there can be no assurance that this offering of common stock will be successful. As of March 31, 2011, no subscriptions have been received for purchase of new common stock.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed only to U.S. dollar interest rate changes and accordingly, we manage exposure by considering the possible changes in the net interest margin. We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading.  We do not engage in any hedging activities or enter into any derivative instruments with a higher degree of risk than mortgage-backed securities that are commonly pass through securities. Finally, we have no exposure to foreign currency exchange rate risk, commodity price risk, and other market risks. Interest rates play a major part in the net interest income of a financial institution. The sensitivity to rate changes is known as "interest rate risk.”  The repricing of interest earning assets and interest-bearing liabilities can influence the changes in net interest income.  As part of our asset/liability management program, the timing of repriced assets and liabilities is referred to as Gap management.  It is our policy to maintain a Gap ratio in the one-year time horizon of .80 to 1.20.

GAP management alone is not enough to properly manage interest rate sensitivity, because interest rates do not respond at the same speed or at the same level to market rate changes. For example, savings and money market rates are more stable than loans tied to a "Prime" rate and thus respond with less volatility to a market rate change.

We use a third party simulation model to monitor changes in net interest income due to changes in market rates.  The model of rising, falling and stable interest rate scenarios allow management to monitor and adjust interest rate sensitivity to minimize the impact of market rate swings. The analysis of impact on net interest margins as well as economic value of equity over a twelve-month period is subjected up to a 400 basis point increase and decrease in rates.  Our March 31, 2011 model reflects a 14.02% increase in economic value of equity for a 100 basis point increase in rates.  The same model shows a 16.65% decrease in economic value of equity for a 100 basis point decrease in rates.  Our asset/liability committee monitors changes on a quarterly basis, measures the changing values based on the model’s performance and determines an appropriate interest rate policy for management to follow in order to minimize the impact on earnings and economic value of equity in the projected rate environment.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

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

On May 13, 2011, the Bank entered into an agreement to sell the land and facilities of its Locust Grove Branch to a Director of the Company and the Bank for $1.133 million resulting in a gain of approximately $715,000.  The Bank received two unsolicited offers to purchase the land and facilities of the Branch and accepted the offer that provided the greatest net sales proceeds.  As a condition of the sale, the Bank retains the right to continue banking operations in the facility, rent free, for a period of up to eighteen months.

Also on May 13, 2011, and subject to regulatory approval, the Company and Bank entered into agreements with two of its officers, one of which is David H. Gill, CEO of the Company, whereby the officers agreed to freeze the total liability under their deferred compensation agreements in the amount of approximately $315,000, which had been recorded as a liability at December 31, 2010.  The officers further agreed to receive shares of Common Stock in the Company in lieu of future cash retirement payments.  To satisfy its obligation under the amended agreement, the Company has reserved for such use, 524,765 shares of common stock.  The effect of the agreement is a reduction in other liabilities of approximately $315,000 and an increase in stockholders’ equity of a like amount.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS

(a)	Exhibits.

10.3	First Amendment to Executive Salary Continuation Plan-David H. Gill, dated May 13, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index
HENRY COUNTY BANCSHARES, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COUNTY BANCSHARES, INC.
(Registrant)

DATE:	May 16, 2011	By:	/s/ David H. Gill
David H. Gill, President and CEO
(Principal Executive Officer)

DATE:	May 16, 2011	By:	/s/ Charles W. Blair, Jr.
Charles W. Blair, Jr., EVP & CFO
(Principal Financial and Accounting Officer)